Form 10KSB
period 2007-12-31
Iptimize, Inc.
filed 2008-06-27
CIK 1374835

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 1934:

For the Fiscal Year Ended December 31, 2007

Commission File Number: 000-52830

IPtimize, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	84-1471798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2135 South Cherry Street, Suite 200, Denver, CO 80222

(Address of Principal Executive Office, including Zip Code)

(303) 362-3600

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer.  ☐

Issuer’s revenues for the year ended December 31, 2007: $1,025,152

The aggregate market value of Common Stock held by non-affiliates at December 31, 2007 was $2,458,255.

Shares of Common Stock, $.001 par value, outstanding at June 18, 2008: 14,462,520 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

As used in this registration statement, unless the context requires otherwise, the terms “IPtimize, Inc.,” “we,” “our,” or “us,” refer to IPtimize, Inc. and where the context requires, our subsidiaries.

History and Organization

We were incorporated under the laws of the State of Minnesota in 1983 as Simmetech Inc. and were essentially dormant until late 2005. In November 2005, we merged with IPtimize, Inc., a Colorado corporation (referred to as IPtimize Colorado) and adopted the name of the Colorado corporation. Since that date, we have been engaged in the business of managed internet protocol (IP) services for businesses. In September 2007, we re-incorporated our business to the State of Delaware by merging into our wholly owned subsidiary.

We maintain a website at www.iptimize.com. None of the information on our website should be deemed a part of this current filing.

General

We are a broadband voice and data service provider which means that we utilize high speed data network access (including the Internet) to furnish a suite of voice and data communications services to cable operators and small and medium sized businesses. We are often referred to as a hosted service provider because we provide the technology and service components used to furnish Internet Protocol (or “IP”) based communication services to our customers and thereby serve as a single point of contact. Our customers use their broadband connection to the Internet to reach our Voice over IP (“VoIP”) gateway servers (used to manage and route calls) which servers direct their call to a national broadband network thereby enabling our customers to connect to any phone at any destination in the world. Our voice and network services reduce our customers communications costs, decrease complexity, and increase productivity.

Overview of our Business

VoIP is a protocol used for the transmission of phone calls over privately managed broadband networks (such as our network) and/or the Internet. It converts voice into a digital package of data which is then reassembled at the other end. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; rather, the same network can be shared by multiple users for voice, data, and video simultaneously. This network is more efficient than a dedicated circuit network because the data network is not restricted by the one call, one line limitation of a traditional telephone network. This improved efficiency creates potential cost savings that can be passed on to consumers in the form of lower rates or retained by the provider as revenue. Significant cost savings are also possible for international telephone calls because VoIP calls bypass the international settlement process, which represents a significant portion of the international long distance tariffs. VoIP has been used over the past decade by the major phone companies to transport calls over fiber optic lines to make long distance calls. Through recent technological advances, VoIP calls can now be made directly by a caller.

Our service is enabled by three primary components, owned or leased by us:

•	servers and other computer hardware owned by us;

•	computer software acquired under license from independent third parties; and

•	Network access provided by our service partners, primarily New Global Telecom.

While these same components are available to our competitors, we manage these components in a way which we believe provides superior service to our customers. For example, our service allows customers to place and receive telephone calls anywhere in the world, wherever digital network access is available. Many of our competitors’ service is only available when connected to that providers’ network. We believe this provides us with an important competitive advantage.

Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, VoIP packets are carried on a fiber based network shared by multiple users transmitting voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit switched network because the data network is not restricted by the one-call, one-line limitation of the PSTN and, as a result, greater quantities of traffic can be transmitted over this data network. This improved efficiency creates cost savings that can be passed on to consumers in the form of lower rates or retained by the IP provider. Significant cost savings are also achieved for international telephone calls carried over data networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs.

Our service solutions are designed specifically for the small to medium business market. We measure our growth by the number of IP endpoint addresses under management. These addresses represent unique identifiers for telephones, computers, and servers that link communication services together and manage security and control functions. As of September 13, 2007, we have 1,765 IP endpoint addresses under management. Our goal is to increase this number through internal growth and acquisitions.

We are engaged in a single line of business, network services. While we hope to increase our service offerings in the future, we do not anticipate entering a different industry segment.

Material Developments

Agreement with Level 3 Communications, LLC. In September 2007, we executed a Master Service Agreement (the MSA”) with Level 3 Communications, Inc. (NASDAQ: LVLT), an international communications company that operates one of the world’s largest Internet backbone networks reaching over 40 million customers (“Level 3”). However, and as required by the MSA, we were previously prohibited from announcing the existence of the MSA until after the same had been approved by Level 3’s legal department.

The MSA allows us to utilize our unique architecture (i.e., operable on and compatible with any network) and customer support capabilities to provide VoIP services to the commercial and residential customers of cable system operators in smaller markets. The MSA allows us to aggregate our cable system and business customer traffic onto to the Level 3 national broadband network, including the ability to terminate calls anywhere in the world. Pursuant to the MSA Agreement:

•	Level 3 agreed to provide us with Internet backbone connectivity plus other carrier services for our cable system and business customers throughout the United States;

•	We agreed to jointly prepare and distribute marketing materials to the United States cable television Industry under a marketing program launched by Level 3 in November 2007;

•

We will aggregate and deliver to Level 3 its traffic derived from the commercial and residential VoIP (Voice over Internet Protocol) services provided to cable TV systems located in “Tier 2” and “Tier 3” metropolitan and rural markets (typically markets with less than 200,000 homes and businesses). In the United States, there are several hundred cable “operators,” most of which have several separate “cable systems” located in different markets. There are currently 7,090 separate cable systems in the United States. In smaller markets, cable systems typically do not have enough traffic volume to have their own connection to the Level 3’s Internet backbone. To a lesser extent, we will service commercial customers of cable systems in the “Tier 1” markets; and

We were required and have satisfactorily finalized all inter-operational testing procedures and protocols to insure that our systems are mutually compatible with Level 3:

Agreement with C-COR Incorporated Subsidiary. On November 9, 2007, we signed a Reseller Agreement (the “Reseller Agreement”) with Broadband Management Solutions, LLC, a wholly owned subsidiary of C-COR Incorporated, (NASDAQ: CCBL) and a global provider of inter-operable network solutions for cable broadband networks that simplify the transition to on-demand networks (“C-COR”). C-COR was recently acquired by ARRIS Group Inc. (NASDAQ: ARRS), a $1.2 billion technology provider to the cable television industry. The Reseller Agreement affords us access to C-COR’s proprietary cable system status monitoring and diagnostic equipment, software, documentation, products and services. This in turn may improve the quality and reliability of our unique architecture technology that we will be utilizing to connect cable system operators to the Level 3 Internet backbone. We agreed with C-COR to jointly prepare and distribute marketing materials to its customers in the cable television Industry.

Opportunity to Provide VoIP Services to Cable System Operators. Due to the unexpectedly rapid development of the MSA and the Reseller Agreement (the “Agreements”), we have determined that there are more robust opportunities to sell our services in the cable sector, especially in light of the knowledge, experience and relationships Mr. Pitcock maintains in the cable industry. Mr. Pitcock was instrumental in developing the cable industry opportunity before any of our proposed acquisitions closed, thereby presenting us with the freedom to focus our resources on pursuing agreements with individual cable systems and multiple system operators. We anticipate that there will be greater opportunity to enter into such agreements, thereby allowing for the significant expansion of our business.

With the recently completed Agreements, we believe that we are positioned to successfully participate in the $8.0 billion cable VoIP market. We believe that partnering with cable operators offers us a more immediate and cost-effective path to serving SMB customers nationwide, and allows us to attain operating stability more reliably in a shorter period. We have joined the national broadband network and customer relationships established Level 3, and the cable industry network management capability and customer relationships established by C-COR, with our network architecture. This melding allows us to serve the commercial and residential customers of cable system operators in smaller metropolitan and rural markets that are not currently being provided with VoIP telephony or broadband services. This potentially may also include individual cable systems owned by the major cable operators in smaller markets. Because cable operators recognize that voice is a critical component of their “triple play” offering (video, data and now voice), we believe this may make us a valued partner to cable system operators, as well as to Level 3 and C-COR.

Abandonment of our Acquisition Strategy. On November 15, 2007, and as a result of the Agreements and the opportunities within the cable industry as described above, we terminated the August 31, 2007 Agreement and Plan of Merger (the “Merger Agreement”) with WTI, L.L.C., a Washington limited liability company (“WTI”). The termination of the Merger Agreement represented the abandonment of our prior acquisition business model. It is expected that that this termination will provide us with a rapid and realizable opportunity for growth while simultaneously reducing certain operating risks associated with acquisitions at this stage of our development.

Our Products and Services

Our services consist of hosted VoIP and other voice communications replacement products and consulting services related to VoIP and data management. Our voice services, in turn, consist of two offerings, described in more detail immediately below. Our consulting services are designed primarily around our voice services, but also encompass other aspects of the information industry. These services will also be offered on a wholesale basis to various channels, including cable operators in Tier 2 and smaller markets.

Voice Products and Services. Our voice services include a hosted offering known as VoicePilot, and a telephone line replacement offering known as VoIP Connect. These products bring features and benefits that are not available with traditional telephony products and do not require an overhaul of the existing telecom infrastructure.

VoicePilot is our hosted VoIP service that allows our customers to put voice traffic onto an existing data network. It also allows clients access to additional services such as: (i) Presence to stay in touch any time anywhere; (ii) unified messaging, to manage voice messages via a PC similar to email messages; and (iii) Click to Dial, to initiate telephone calls by clicking on phone numbers using contact software such as Microsoft’s Outlook.

VoicePilot uses a customer’s or end user’s (i.e. a customer of our customer) existing broadband internet connection and a desktop PC application or telephone handset. Switching and connectivity to the outside world and to a customer’s remote offices or cable operators’ head ends is accomplished through our network switching platform that connects the Internet and the legacy (public) telephone network. This technology is enabled through the use of computer hardware and software, each acquired by us from independent third parties. The service is also enabled by network access provided by our service partner, New Global Telecom (NGT) which utilizes Level 3 Communications to provide network access which in turn allows us to manage our clients’ communications traffic.

In addition to being one of our network providers, Level 3 also acts as a competitive local exchange carrier (CLEC). NGT utilizes Level 3 as the service provider to move telephone numbers from the legacy network to our VoIP service.

VoIP Connect is our telephone line replacement service that allows businesses to put voice traffic onto existing broadband internet connections. It does not offer all of the features included in our VoicePilot offering. Also, unlike our VoicePilot offering, it does not require different telephone equipment, but works with a customer’s existing telephone equipment.

Revenue from our voice services is generated by monthly charges to our customers and includes “bundled” or individual service offerings. Customers may choose from one or more of the following options:

•	Unlimited local calling;

•	Unlimited domestic long distance calling; or

•	Unlimited international long distance to selected countries.

Bundled offerings are offered for a monthly flat rate fee, while individual service offerings may require payment of variable rates for certain services. For the year ended December 31, 2007, a majority of our revenue was derived from our voice services and we expect that will be the case for the foreseeable future (see, Part II, Item 6. Management’s Discussion and Analysis or Plan of Operation).

Our service can be used with any digital network connection and most any computer hardware meeting minimum specifications. However, our service is not compatible with an analog (dial-up) connection. We are dependent on network access and software provided by our service partners for our voice services. While the loss of any one or more of these providers would adversely affect our business on a temporary basis, we believe suitable substitutes are available given sufficient time to investigate those alternatives.

Consulting Services. In addition to our voice services described above, we also offer our customers a variety of consulting services related to VoIP and their network access needs. Revenue from these services is not as predictable as revenue generated by our voice services, as they are not billed on a predicable monthly rate. Our consulting services are designed primarily to assist our customers in utilizing one or more of our voice services.

The following description summarizes the primary focus of our consulting services:

Network Services. We typically begin our work with each customer by performing an assessment of its existing network and the quality of its broadband service. If an upgrade is required, we recommend and can provision broadband access provided by independent carriers. We then assess the customers’ other network needs and may recommend one or more of our services. Our administrative management services are designed to assist our clients in making intelligent choices about network services that are critical to supporting their business.

Managed Firewall. Our managed firewall service involves an assessment of our customers’ firewall, the security to its internal network. Depending on the needs of the customer, we can provide hardware and consulting services consisting of managing, monitoring, and reporting the effectiveness of the firewall.

Managed Internal Network. We can design, implement, and manage single or multi-service provider networks and equipment. Working with our service and equipment partners, we can provide hardware, software, and network access at competitive rates. Our service partners include: C-COR (now known as ARRIS Solutions, Inc.; status monitoring systems); Cisco (routers and VoIP telephones); Juniper (firewalls and switches); Polycom (VoIP telephones and conference equipment); and Dell (servers and PCs). Installation and configuration of the network may be provided by our employees or third party providers.

Competition

The market for communications services is competitive, very large, highly fragmented and mature. While there are many service providers for the various service products that comprise our managed services portfolio, there remain a relatively small number of known competitors that offer the same mix of outsourced, IP-centric and vendor integration solutions provided by us. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features.

We compete with providers of traditional (land-line) providers of telephone service and other providers of VoIP and other IP services. As a relatively new entrant in the network services industry, we face significant challenges competing against these companies. Most of these companies have significantly greater personnel and financial resources than we do (see, “Competition”). Our competitive strategy is to differentiate our service based on quality, flexibility, and cost. Since our company is relatively new, there is no assurance we will be successful with that strategy.

We expect to receive competition from all network and communications services providers whose target market is cable operators in smaller, more rural markets and small and medium sized businesses. Because the capital cost to compete is small, many competitors may enter the market for the marketing of carrier broadband services or hosted VoIP services. In Denver, we compete for small to medium sized business customers with Qwest Communications, Covad and C-Beyond Communications. We believe that our focus on integrated Managed VoIP and networking solutions differentiates us in the competition for small to medium sized business customers.

The incumbent telephone companies are increasingly becoming competitors and have historically dominated their regional markets. These competitors include AT&T (formerly SBC Communications and BellSouth), Qwest Communications and Verizon Communications. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base.

Notwithstanding our small size and limited operating history, and while the same VoIP components are available to our competitors, we manage these components in a way which we believe provides superior service to our customers. For example, our service allows customers to place and receive telephone calls anywhere in the world, wherever digital network access is available. Many of our competitors’ services are only available when connected to that provider’s network. We believe this provides us with an important competitive advantage.

In addition, we:

•	Act as both a reseller and a private label distributor for many of our service partners in reaching their customers;

•	Serve as a centralized point of contact for both vendor and network administration; and

•	Operate on any carrier’s system and interface with any local area network terminal equipment.

We ease the administrative burden, eliminate redundancy, and reduce costs for our customers while at the same time allowing our customers to avoid making any material network or terminal equipment purchases or modifications to accommodate our service offerings.

Regulation

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. In fact, the FCC has issued an order preempting state telecommunication regulation over VoIP services, which was affirmed by the Eighth Circuit Court of Appeals in March 2002. Because some elements of IP services resemble the services provided by traditional telephone companies and others resemble the services provided by Internet service providers, the IP services industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation.

However, the Federal Communications Commission (“FCC”), as part of a rulemaking proceeding initiated on February 12, 2004, is considering whether VoIP services should be classified as unregulated “information services” or regulated “telecommunications services” under the Communications Act of 1934. VoIP service providers are required to make contributions to support “universal service” based on a percentage of the revenues derived from selling these services. The U.S. Congress and various foreign regulatory bodies have also begun to assert regulatory authority over IP providers and are continuing to evaluate how IP services will be regulated in the future. In addition, while some of the existing regulations governing IP services are applicable to the entire industry many rulings are limited to individual companies or categories of service. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Regulatory Classification of VoIP Services

While the FCC has not reached a decision on the classification of IP services like ours, it has ruled on the classification of specific VoIP services offered by other IP services providers. The FCC has drawn distinctions among different types of VoIP services, and has concluded that some VoIP services are telecommunications services while others are information services. The FCC’s conclusions in those proceedings do not determine the classification of our services, but they likely will inform the FCC’s decision regarding IP services like ours. If the FCC decides to classify IP services like ours as telecommunications services, we could become subject to rules and regulations that apply to providers of traditional telephony services. This could require us to restructure our service offering or raise the price of our service, or could otherwise significantly harm our business.

The FCC is also evaluating a new universal service fund contribution formula based on telephone numbers instead of the amount of telecommunication service revenues derived from interstate and international end-users. The adoption of this approach would increase the amount of universal service contributions we would be required to pay. Although we have the right to pass these charges on to our customers, the increase in end cost for certain VoIP services could affect the demand for these services.

VoIP E-911 Matters

The FCC requires that all VoIP service companies provide enhanced emergency dialing capabilities, or E-911, to their customers using dedicated land-lines to transmit customers’ and end user’s 911 calls, their callback number and customer-provided location information to the emergency authority serving the customer’s specified location. We are in full compliance with all of the FCC requirements.

The Wire-line Broadband Internet Access Services Proceeding

On September 23, 2005, the FCC released an order concluding that wire-line broadband Internet access, such as digital subscriber line, or DSL, is an information service, not a telecommunications service, and thus is subject to lighter regulation than the FCC applies to telecommunications services. This order may give providers of wire-line broadband Internet access services the right to limit their customers’ access to IP and Internet services, including our service, or otherwise discriminating against providers of IP services such that our service becomes less attractive to customers. However, because telecommunications carriers that provide wire-line broadband Internet access services will remain subject to Title II of the Telecommunications Act of 1996, their ability to engage in discriminatory and anticompetitive behavior may be limited by other provisions of law.

To facilitate a smooth transition to this new regulatory regime, the FCC’s September 23, 2005 order required facilities-based wire-line broadband Internet access service providers to continue providing their wire-line broadband transmission offerings on the same terms and conditions for one year from the effective date of the order.

The same day as the September 23, 2005 order, the FCC released a policy statement expressing its position that consumers should have access to the Internet and Internet-based services like ours. The FCC stated that consumers should be able to access content, connect equipment and run applications of their choice. The policy statement also reaffirms that consumers are entitled to competition among network service, application and content providers. The document is only a statement of policy and is not independently enforceable, and the ability and willingness of the FCC to protect access to these services is unclear. However, we believe the policy statement indicates that the FCC may protect consumers’ access to IP services like ours. In that regard, as a condition to the FCC’s October 31, 2005 approval of the mergers of Verizon and MCI and SBC and AT&T, the FCC required each of the merged companies to commit to conducting business in a manner that comports with the policy statement for two years from the merger closing dates.

Assistance to Law Enforcement

The Communications Assistance for Law Enforcement Act (“CALEA”) requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to IP services providers that, like us, offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network. The FCC established a deadline of May 14, 2007 for IP services providers to comply with the requirements of CALEA. On May 3, 2006, the FCC adopted a second order. The order clarified that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC’s order clarifies that IP services providers may use third party vendors to comply with the requirements of CALEA. Should the FCC take additional actions that require us to implement capabilities that significantly differ from those we currently plan to deploy, we may face technical obstacles, or may incur additional expense in order to comply. We have implemented a solution, using a third party vendor that will enable us to comply with the requirements of CALEA and the September 23, 2005 order.

Universal Service Fund

FCC regulations require providers of interstate telecommunications services, but not providers of information services, to contribute to the federal Universal Service Fund, or USF. USF contributions are currently calculated as a percentage of interstate and international revenue. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. In the future, we may be required to contribute directly to the USF or may face additional costs due to an increase in the contribution obligations of our suppliers. On June 21, 2006, the FCC issued rule 06-94 that requested that interconnected VoIP service providers begin collecting a 6.18475% surcharge on monthly recurring VoIP services and to remit to the Universal Service Fund. We began collecting this fee effective on our September 1, 2006 billing to customers.

Access to Telephone Numbers and Local Number Portability

Our service and features depend on our ability to assign to customers the phone numbers they want. FCC regulations affect our ability to do this and the cost at which we can do it.

Access to New Telephone Numbers

Current FCC rules prohibit IP services providers from directly obtaining telephone numbers from the entities that control them, which are the North American Numbering Plan Administrator and the Pooling Administrator. Instead, IP services providers must obtain numbers indirectly through licensed telecommunications carriers. SBC Internet Services, Inc., an unlicensed IP services provider, filed a petition with the FCC seeking limited waiver of rules that limit the direct assignment of telephone numbers to licensed telecommunications carriers. The FCC granted SBC Internet Services’ petition and stated that it will provide similar relief in response to petitions from other similarly-situated IP services providers.

Federal Legislative Activities

The United States Congress may consider various pieces of legislation in its current session that could amend the Telecommunications Act and could affect our business. These bills propose, among other things, to deregulate advanced Internet communications services such as IP networks and the applications provided over such networks and require all Internet telephone providers to provide certain 911 services similar to those already required under the FCC’s order. We do not know whether any of these proposals will become law.

Fees and Taxes

There are numerous fees and taxes assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. Currently, we only collect and remit sales taxes for hardware sales for customers with a billing address in Colorado, where our corporate operations are conducted.

Intellectual Property

We do not currently have any patents, trademarks or licenses.

Customers

We have approximately 250 customers accumulating annual sales in excess of $1 million for the year ended December 31, 2007. The loss of any one of these customers would not materially affect our profitability.

Employees

As of December 31, 2007, we had 13 full time and part-time employees. Of that number, two were engages in direct sales, four in sales support, three in information technology, two in administration and two in executive administration. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Risk Factors

The following risks with respect to our proposed business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

•	The statements may disclose our future expectations;

•	The statements may contain projections of our future earnings or our future financial condition; and

•	The statements may state other “forward-looking” information.

Risks Related to Our Business

Currently We Are Insolvent.

As of December 31, 2007, the period required to be reported in this Annual Report we were legally insolvent in that we had a negative shareholder equity balance and our liabilities exceed our assets. In addition, and as a result of our on-going operating losses we had outstanding liabilities that could not be met by our revenues including monies due to our note holders, vendors and our then delinquent federal payroll withholding taxes. We are currently negotiating with our note holders with whom we are currently in default to extend the term of their notes or to convert the same into shares of our Common Stock. While we have been successful in converting and extending a portion of these notes, there can be no assurance that we will be able to cure the remaining defaults or that these obligations maybe negotiated on terms that are favorable to us, if at all. Our insolvent financial status will continue to have a material adverse effect upon our ability to consummate the private equity and debt financing we need to sustain our operations or carry out our acquisition business strategy.

We Have Yet To Implement our New Growth Strategy.

We have implemented a growth strategy based principally upon taking advantage of opportunities within the $8.0 billion cable-delivered VoIP market by leveraging the deep knowledge, experience and contacts that our newly elected Chief Executive Officer, Ron Pitcock has in the cable industry This new strategy requires us to couple our newly created relationships with Level 3 Communications, LLC and a subsidiary of C-COR Incorporated (now ARRIS Solutions, Inc.) with our existing technology to reach cable system operators in smaller metropolitan and rural markets that are not currently being provided with VoIP telephony or broadband services and aggregate our cable system and business customer traffic onto to the Level 3 national broadband network. This growth will require the infusion of significant capital, including the acquisition of switching equipment none of which has presently been acquired. There can be no assurance that such capital will ever become available or that we will be successful in our coupling and aggregating endeavors.

We Have a History of Losses Which May Continue, Which May Negatively Impact Out Ability to Achieve Our Business Objectives. We Expect Losses to Continue in the Future and There is a Risk We May Never Become Profitable.

We have had a limited operating history in our current business activity of providing managed IP services to small businesses upon which an evaluation of our company and its prospects may be based. We have incurred startup expenses and losses since inception resulting in an accumulated deficit of $12,711,159 since inception. We may encounter unforeseen difficulties and obstacles, including unanticipated costs, or revenue growth that is slower than anticipated, and a slow acceptance by the market of our services and products. There can be no assurance that we will achieve or sustain profitability. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development and growth of new businesses, as well as many other factors. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable To Obtain Additional Financing Our Business Operations Will Be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

As of December 31, 2007, we had a cash balance of $26,224. In 2008, to date we have raised/borrowed $3,500,000 which should enable us to support operations through November, 2008.

We had an immediate need for approximately $1,500,000 in additional funds to finance our current and proposed business operations of which we received $1,650,000 March 9, 2008. In addition, we anticipate that we will require up to $2,000,000 in order to fund our anticipated cable industry sales growth during the next twelve months, depending on revenue from operations, of which received $1,030,788 as of June 20, 2008. Our continued operations will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through equity or debt financing. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If we cannot obtain needed funds, we may be forced to curtail or cease our activities, placing our continued viability in substantial doubt. Even if we do receive additional financing, it may not be sufficient to sustain or expand our operations or continue our business operations. Any additional equity financing may involve substantial dilution to our existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt about Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated June 13, 2008 our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was raised as an issue because of our working capital deficit of $3,817,847 and our accumulated deficit of $12, 771,159 at December 31, 2007. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit as well as to obtain necessary funding from outside sources, including private equity and debt financing and accelerating our sales growth through acquisitions. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Failure of Our Targeted Customers to Accept IP Services Would Have a Material Adverse Impact on Our Business.

Our business plan assumes the rapid growth and broad acceptance of IP services in the smaller cable markets as well as in the small to medium sized business market. However, there can be no assurance that these markets will accept VoIP as an alternative to traditional telephony services or that either or both will accept our particular services and products. Any material delay in acceptance of IP services by smaller cable operators and/or the small to medium sized business customers will have a material adverse effect on our financial performance and may require that we again change our business strategy.

Competitors have invested substantial resources in the existing telecommunications infrastructure, including proprietary networks, and may effectively compete against the Internet-based market for small to medium sized business customers. Furthermore, the transmission of voice communications over data networks, including the Internet, is limited by the current capabilities of those networks. Bundling voice and data communications over common networks could cause these transmissions to suffer in the event that networks have insufficient bandwidth. Additionally, we are confronted with how to position our company within an industry with rapidly evolving standards, many of which are designed by competitors with vast resources devoted to developing proprietary technologies. Our failure to conform our managed IP products to existing or future standards may limit their acceptance by market participants.

Unforeseen explosive growth in the IP services industry, either driven by increasing bandwidth availability or as a result of competitive developments, could strain our ability to deliver our managed IP services products to the small to medium sized business market within a narrowing window of opportunity. As a result, we cannot predict with any degree of accuracy how the IP services industry will evolve and whether the evolving telecommunications infrastructure will continue to support our Internet phone products. To address these risks, we must continue to develop and upgrade our technologies and commercialize our services incorporating such technologies. There can be no assurance that we will successfully address such risks, and failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Failure to Anticipate Technological Changes Will Affect Our Ability to Grow Our Business.

IP services are a rapidly growing and evolving market that is likely to be affected by future technological developments. The technology and methodology relating to this field are constantly changing at a rapid pace, and may favor larger companies with more substantial financial and technical resources than our company. No assurance can be given that such new technological advances will not diminish or eliminate our perceived competitive advantage. Our ability to anticipate changes in technologies, markets and industry trends and to develop and introduce new and enhanced services on a timely basis may be a factor in our ability to grow our company and remain competitive. Our ability to adapt to changes in technology will be limited by the financial and technical resources available to us.

We Rely on Business Partners and Third-Party Service Providers.

Our success will largely depend upon our ability to rely on third-party providers who provide ISP services, data networking services, hosted data services, local telecom service and wireless internet access. We intend to rely upon several unaffiliated, third party companies for computer equipment, network services, component parts, manufacturing, systems integration and real-time monitoring capabilities. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality, and costs. In the event that one or more subcontractors was to become unable or unwilling to continue to supply, manufacture or maintain our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and we cannot be sure that additional sources would be available on a timely basis or at all. Accordingly, we may be subject to the risk of interruptions in operations or supplies due to changes in market demand or increased servicing costs. There can be no assurance that we will be able to maintain favorable relationships with the providers of these services, in which case we may be unable to provide customers with our full range of services. Many of the factors necessary for the success of these relationships are beyond our control.

Failure to Maintain Customer Management Will Impact the Growth of Our Business.

We use software programs and other internal controls that manage the processes involved in fulfillment, customer service and customer support. These controls are necessary for the efficient delivery of our products and services and the maintenance of our customer and business partner relationships. Any operational delays or service failures, including billing, contract management or management of services, would have a material negative impact on our operating results.

Failure to Manage Our Expected Growth Will Negatively Impact Our Business.

To effectively manage anticipated growth, we will need to expand or enhance our management, network operations, customer service, sales and marketing capabilities. We may not be able to hire the management, staff, or other resources required, or install adequate control systems in an efficient and timely manner. Difficulties in installing and implementing new systems, procedures and controls may significantly burden management and strain our internal resources. Delays in the implementation of new systems or operational disruptions when transitioning to new systems could impair our ability to accurately forecast sales demand, manage product inventory, and record and report financial and management information on a timely and accurate basis. There can be no assurance that our allocation of available capital will be sufficient to meet our expansion goals.

Government Regulation and Legal Uncertainties Relating to IP Telephony Could Harm Our Business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we should not be regulated as a telecommunications common carrier in any of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services. Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws that affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony, see “Regulation.”

Our Business May Become Subject to Extensive Government Regulation; Taxes in Multiple Jurisdictions.

To date, governmental regulations have not materially restricted use of the Internet in the VoIP markets. Uncertainty currently exists as to whether new laws or regulations may be passed that would increase our costs of doing business or limit our ability to deliver products and services over the Internet. New laws may be passed or interpretations of existing laws may be made, regulating issues such as sales and other taxes; access charges; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials. There is no assurance that the FCC, IRS or other governmental officials responsible for regulating compliance with such laws will adopt our interpretations of laws, or support our attempts to comply with them. Also, there is no assurance that our products or services will be in continuous compliance with any future laws, regulations or standards, either in the United States or in other countries. We are subject to state and federal income and payroll taxes, local and personal property taxes and certain other fees. Because we conduct business in several jurisdictions, our operations may be subject to taxation by multiple state and local taxing authorities. Many state and local tax laws are not uniform, and we may be exposed to double taxation on portions of our income by various jurisdictions.

The VOIP and Communications Services Industry is Very Competitive and We May be Unable to Compete Effectively in this Industry in the Future.

The market for communications services, including IP and managed network services offered by us, is extremely competitive. Presently, we compete (at varying degrees depending on their involvement with small to medium sized business customers) with firms including Vonage, Covad Communications, AT&T, Packet 8, Inc., and Qwest Communications, as well as technology firms including Savvis Communications, SiteLite, RedSiren, NetSolve, NUVO, Opsource and OneConnect. To a lesser extent, we compete for certain network monitoring or secure access services with “virtual network operators” including Vanguard, iPass, Sirocom, Virtela, Megapath and FiberLink. We compete in offering IP services with various national and local providers. We expect to receive competition from both value added resellers and systems integration firms which participate in the small to medium business customers’ networking purchases. In Denver, we compete for small to medium sized business customers with Qwest Communications, Covad, and C-Beyond, which provide certain related vendor network services.

Many of these competitors have substantially greater capital resources, larger customer bases, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. It is impossible to quantify the number of competitors since they include both the companies we attempt to sell our products and services to and various other IP services companies

We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

•	Product performance, features and liability;

•	Price;

•	Timing of product introductions;

•	Ability to develop, maintain and protect proprietary products and technologies;

•	Sales and distribution capabilities;

•	Technical support and service;

•	Brand loyalty;

•	Applications support; and

•	Breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, or our services, our business, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to successfully attract customers or that competitors may not take measures that impact the price, delivery or general attractiveness of our service and product offerings.

If We Fail to Introduce New Products or Services, or Our Existing Products or Services Are Not Accepted by Potential Customers, We May Not Gain or May Lose Market Share.

Rapid technological changes and frequent new product introductions are typical for the small to medium sized business market we serve. Our future success will depend in part on continuous, timely development and introduction of new products and services that address evolving market requirements. We believe successful new product and service introductions provide a significant competitive advantage because customers invest their time in selecting and learning to use new products, and are often reluctant to switch products. To the extent we fail to introduce new and innovative products and/or services, we may lose market share to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

We may experience delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in IP services or that our new products or services will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	Availability, quality and price relative to competitive products;

•	The timing of introduction of the product relative to competitive products;

•	Customers’ opinions of the products’ utility;

•	Ease of use;

•	Consistency with prior practices;

•	Opinions of the products’ usefulness; and

•	General trends.

We have not experienced any difficulties with the preceding factors; however, there can be no assurance that we will not experience difficulties in the future. The expenses or losses associated with unsuccessful product development or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

If We Are Unable To Retain the Services of Our Officers or Key Employees, or if We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Our Business, We May Not be Able to Continue Our Operations.

Since our management team is limited, the loss of one or more of our officers or key employees would have a materially adverse effect on our ability to execute our business plan and manage our operations and could have a material adverse effect on our growth, revenues, and prospective business.

While we have entered into written employment agreements with Ron Pitcock, our Chief Executive Officer, Clinton J. Wilson, our President and Chief Operating Officer and Robert T. Flood, our Chief Information and Technology Officer, we have yet to purchase “key man” or related life insurance policies on their lives. There can be no assurance, if the services of any of these individuals were unavailable, that we would be able to employ qualified replacements to perform these services on terms suitable to us. We do not presently carry any on any of our senior management employees or directors.

We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We Need To Expand Our Sales and Support Organizations to Increase Market Acceptance of Our Products.

We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel and customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

Risks Related to Our Common Shares

Our Share Price Has Fluctuated in the Past and May Continue to Fluctuate in the Future.

The market price of our shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our Company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the VoIP and Telecommunications industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

Trading in shares of companies, such as ours, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. We anticipate the filing of a Form 211 to initiate trading of our common stock on the OTC Bulletin Board. However, until this application is filed and approved, of which there can be no assurance, no market maker is presently publishing bid and asked quotations in our common stock.

The Number of Shares of Common Stock Which are Available for Sale upon Exercise of our Outstanding Warrants or Conversion of our Outstanding Preferred Stock is Significant in Relation to Our Currently Outstanding Common Stock and Could Cause Downward Pressure on the Market Price for Our Common Stock and Result in Significant Dilution to Existing Shareholders.

The number of shares of our Common Stock reserved for issuance upon exercise of our outstanding warrants or conversion of our outstanding convertible bridge notes, and Series A and Series B Preferred Stock is significant in relation to the number of shares of our Common Stock currently outstanding. If those security holders exercise their conversion privileges and are eligible to tack the holding period that they owned their derivative securities, and determine to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our Common Stock. Continuous sales into the market of a number of shares in excess of the typical trading volume for our Common Stock, or even the availability of such a large number of shares, could depress the trading market for our Common Stock over an extended period of time. In addition, if security holders exercise their conversion privileges, the additional shares could result in substantial dilution to existing shareholders.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in our Securities is Limited, which Makes Transactions in Our Common Stock Burdensome and May Reduce the Value of an Investment in our Common Stock

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

•	The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	Indicates that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Have not Paid Cash Dividends in the Past and do not Expect to pay Cash Dividends in the Future. Any Return on Investment may be Limited to the Value of Our Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of cash dividends on our Common Stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay cash dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our Common Stock price appreciates.

Available Information

We have filed, and we intend to continue to file Annual Reports on Form 10-K on a timely basis for all subsequent years. In addition, we file Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports, and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.	DESCRIPTION OF PROPERTY

Presently, we maintain our principal office at 2135 S. Cherry Street, Suite 200, Denver, Colorado. At present, we lease approximately 6,980 square feet at an annual lease cost of $79,425 under a lease which expires in August 2008. As we initiate sales in new geographic markets, we intend to lease office space in each market. However, all of our operations activities will continue to be managed at our Denver headquarters. We maintain a website at www.IPtimize.com. The information contained on that website is not deemed to be a part of this annual report.

While limited in size, our present corporate office provides facilities suited to existing corporate development and marketing planning functions. As we grow, new premises may be required in order to provide the additional facilities needed for the implementation of our business plan and the commencement of ongoing technical operations functions. However, we do not plan to purchase and own any real estate at the present time.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to one routine matter incidental to our business, we are presently party to the following legal proceeding:

On June 23, 2007, we and our wholly owned subsidiary IPtimize Operations, Inc., entered into a written Settlement Agreement with Toshiba America Information Systems, Inc., a California corporation (“Toshiba”) which agreement (the “Settlement Agreement”) settled the action previously commenced by Toshiba in the District Court, County of Denver, State of Colorado, entitled Toshiba America Information Systems, Inc. v. IPtimize, Inc. and IPtimize Operations, Inc., Case No. 06CV12797 (“The Civil Action”). Pursuant to the Settlement Agreement, we agreed to stipulate to Toshiba’s entry of a judgment against us in the sum of $140,557.71, enforcement of which shall be stayed so long as we meet out payment obligations to Toshiba. Our payment obligations are comprised of a single $15,000 payment on July 10, 2007 followed by 12 equal monthly payments of 5,274.95 commencing on August 10, 2007 for a total settlement payment of $78,299.40. As of December 31, 2007, the Company has made 5 monthly payments totaling $26,374.75.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2007, Registrant did not conduct a meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act.

On June 22, 2007 and as reported in Item 1 Description of Business under the sub-caption Recent Events in our Registration Statement on Form10-SB as filed with the SEC on September 26, 2007, we conducted a Special Meeting of our Stockholders wherein a majority of our stockholders ratified and/or approved corrective action regarding our 2005 merger, our Delaware reincorporation, the adoption of our 2007 Equity Incentive Plan and our reverse split.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	The following table sets forth the range of high and low bid price information for our Common Stock for each fiscal quarter for the past two fiscal years and for the first quarter of the current fiscal year as reported by the Pink OTC Markets Inc. and obtained from Yahoo Finance. High and low bid quotations which represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, have been adjusted to reflect the one for three reverse split which became effective on October 10, 2007; and may not necessarily represent actual transactions.

(b)

	HIGH BID	LOW BID
Year Ended December 31, 2007:
Fourth Quarter	$.60	$.29
Third Quarter	.30	.18
Second Quarter	.24	.15
First Quarter	.72	.42
Year Ended December 31, 2006:
Fourth Quarter	$.90	$.45
Third Quarter	1.80	.81
Second Quarter	1.53	1.05
First Quarter	2.25	1.50

Since our shares have been quoted in the over-the-counter market on the Pink Sheets, the prices for our shares have fluctuated widely. There may be many factors that explain these variations. We believe that such factors include (a) the demand or lack thereof for our Common Stock, (b) the number of shares of our Common Stock available for sale, (c) developments in the VoIP industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as our company, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. If we became the target of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources and have an adverse effect on our ability to implement our business plan. In addition, holders of shares of our Common Stock could suffer substantial losses as a result of fluctuations and declines in the market price of our Common Stock.

Holders

As of December 31, 2007, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	423

The number of record holders of our Common Stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The exact number of these shareholders is unknown to us. As of December 31, 2007, there were 18 holders of our Series A Preferred Stock and ten holders of our Series B Preferred Stock.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deem relevant.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(c)
Equity compensation plans approved by security holders	288,333(1)	Fair market value	126,111(1)

(1)

Represents shares of our Common Stock reserved for issuance pursuant to our 2007 Equity Incentive Plan adopted by our stockholders on June 22, 2007, and reversed by 3 to 1 for the agreed revenue stock split October 28, 2007.

Our Transfer Agent

Pacific Stock Transfer Company is the transfer agent for our Common Stock. They are located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119; phone: (702) 361-3033; facsimile: (702) 433-1979.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On October 5, 2007 the Board of Directors approved a 1-for-3 (“Reverse Split”). IPtimize common stock began trading on a reverse-split basis on October 10, 2007. As a result of the reverse stock split, every three shares of IPtimize common stock combined into one share of IPtimize common stock. The Reverse Split affected all common stock, warrants and common stock underlying the Series A and Series B Preferred Stock outstanding immediately prior to the close of business on October 10, 2007 (“Effective Time”).

The Reverse Split became effective on Wednesday, October 10, 2007 (the “Effective Date”). Commencing on the Effective Date the Common Stock became eligible to trade on a post-Reverse Split basis. After giving effect to the rounding of fractional shares of New Common Stock as explained below, there were no material differences between the shares of Old Common Stock prior to the Effective Date of the Reverse Split and the shares of New Common Stock to be outstanding after the Effective Date of the Reverse Split.

Ratio and Fractional Shares

The ratio of the Reverse Split was one-for-three. Accordingly, all shareholders holding more than one “old” share received one “new” share for every three “old” shares held by them on the Effective Date. With the exception of stockholders who received less than one “new” share, all fractional shares were rounded up and one whole share was issued. Shareholders who would have otherwise received less than one “new” share were paid cash based on the closing bid price on October 10, 2007, the day the reverse stock split was implemented.

The following is a description of all of the sales of securities undertaken by us during the past three years which were not registered under the Securities Act:

In October 2004 and March 2005, prior to the merger with IPtimize Colorado, we issued an aggregate of 3,833 (split adjusted) shares of common stock to three individuals and two entities for services rendered to the company.

In November 2005, we issued an aggregate of 6,308,598 (split adjusted) shares of our common stock, 750,000 shares of our Series A Preferred Stock and 931,751 warrants to approximately 120 individuals and entities representing the former stockholders and warrant holders of IPtimize Colorado. These securities were issued in exchange for all of the issued and outstanding securities of IPtimize Colorado. We also issued 266,666 (split adjusted) shares for consulting services rendered in connection with the merger.

Between November 2005 and January 2006, and following the merger with IPtimize Colorado, we sold an aggregate of 615,833 (split adjusted) shares of our common stock at a price of $0.90 per share for a total consideration of $554,250. The offering included one warrant for every share of our common stock purchased. The warrants are exercisable at a price of $0.75 per share for a period of 3 years from the date of issue.

In December 2005, we issued a total of 43,333 (split adjusted) shares of our common stock to 13 individuals for services rendered to us. The shares were valued at $0.90 per share.

Between March and August 2006, we sold an aggregate of $875,000 principal amount of one year, 15%, senior bridge notes convertible into shares of our common stock at $.25 per share. Each investor in the offering also received one share of our common stock and one common stock purchase warrant for each $3.00 of principal amount convertible debenture invested. The warrants are exercisable at a price of $2.25 per share for a period of three years from the date of issuance.

Between September and December 2006, we sold 415,000 shares of our Series B Preferred Stock to twelve individuals or entities for a price of $1.00 per share, for a total consideration of $415,000.

In 2006, we issued 100,000 (split adjusted) shares of common stock to three individuals or entities for $0.90 per share, or a total of $90,000. Also during 2006, we also issued 758,926 (split adjusted) shares of Common Stock as follows: (a) 450,000 (split adjusted) shares to four individuals for consulting services valued at $563,000; (b) 10,000 (split adjusted) shares to one individual for interest in the amount of $15,000; (c) 290,593 (split adjusted) shares to fifteen individuals for employee stock grants valued at $226,809; and (d) 8,333 (split adjusted) shares to one individual for conversion of debt in the amount of $18,750. Also during 2006, we issued 97, 221 (split adjusted) shares of common stock for deferred financing fees to two individuals in the amount of $142,032, or approximately $1.46 per share.

In connection with a financial advisory agreement executed by us on March 9, 2007, we issued a total of 8,335,000 shares of common stock and 4,165,000 warrants to purchase our common stock to a single entity that agreed to provide services to us under that agreement. The shares and warrants were issued for total consideration of $835, or $0.0001 per share of common stock.

Between March and June 2007, we issued $325,000 principal amount of convertible promissory notes to five individuals or entities. Each note is convertible into our common stock at the rate of $0.50 per share. Each investor also received two warrants to purchase our common stock for each one dollar of debt issued by us. The warrants are exercisable at a price of $0.50 per share for a period of five years from the date of issuance.

Effective April 6, 2007, we issued 68,170 (split adjusted) shares of common stock to three individuals for consulting services. The shares were valued at $28,631, or approximately $0.42 per share, based on the estimated fair value of the shares on the date the issuance was approved by our board of directors. Also effective April 6, 2007, we issued 83,333 (split adjusted) shares of common stock as compensation to an employee. The shares were valued at $35,000, or $0.42 per share, based on the estimated fair value of the shares on the date the issuance was approved by our board of directors.

On July 2, 2007, we issued 200,000 (split adjusted) shares of common stock to a single entity in connection with a loan agreement executed by us. The shares were issued as partial consideration for the loan, and were not assigned a separate value in the transaction.

In August and September 2007, we agreed to issue a total of 50,000 (split adjusted) shares of common stock to nine individuals in connection with short term loans extended by such individuals. The shares were issued at the rate of one share for each $6.00 advanced to us. The shares were issued as part consideration for the loans, and were not assigned a separate value for purposes of these transactions.

In September 2007, we issued a total of 321,556 (split adjusted) shares of our common stock for services previously rendered to our company. Of that amount, 116,667 (split adjusted) shares were issued to a former director for services rendered to us, 195,557 (split adjusted) were issued to our former chairman in settlement of amounts due under his employment agreement and 9,333 (split adjusted) were issued to a public relation firm for amounts due for services rendered by that entity. All of the shares issued in these transactions were valued at $0.45per share based on the estimated fair market value of the shares on the date the issuance was approved by our board of directors.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. We did not conduct any general solicitation in connection with the offering and received a representation from each investor that he, she, or it was an “accredited investor” within the meaning of Rule 501 of the Securities Act. We also took what we considered to be reasonable steps to insure that the purchasers of the securities were not underwriters within the meaning of Section 2(a)(11) of the Securities Act, including: (i) reasonable inquiry to determine if the purchaser was acquiring the securities for himself or for other persons; (ii) providing written disclosure to each purchaser that the securities had not been registered under the Securities Act and could not be sold unless they were registered or unless an exemption from registration was available; and (iii) placement of a legend on the certificate representing the securities and issuance of stock transfer instructions to our transfer agent.

(b)	Rule 463 is not applicable.

(c)	During the fourth quarter of the fiscal year covered by this annual report, we did not repurchase any shares of our Common Stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	Dependence on key management personnel;

•	Competitors with greater financial resources;

•	The impact of competitive pricing;

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans;

•	Interruptions or cancellation of existing contracts;

•	Adverse publicity related to the company, or the industry.

•	An inability to arrange additional debt or equity financing;

•	Adverse claims relating to our use of trademarks and/or trade names;

•	The adoption of new, or changes in, accounting principles;

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

•	Economic downturn.

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the Securities and Exchange Commission. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;

•	Critical accounting policies;

•	Results of operations;

•	Overview of business segments;

•	Liquidity, capital resources and outlook for 2008;

•	New accounting pronouncements.

In November 2005, we merged with IPtimize Colorado in a transaction in which we were the legal survivor. We issued 15,452,750, presplit (1for3), shares of common stock and 750,000 shares of Series A Preferred Stock to the former stockholders of IPtimize Colorado in connection with that transaction. Since the amount of stock issued by us in the merger exceeded the amount of stock outstanding before the transaction, the transaction as been treated as a reverse merger for accounting purposes, as if IPtimize Colorado acquired us and survived the transaction. IPtimize Colorado was recapitalized as a result of the merger and an additional 400,811, presplit (1for3), shares of common stock were issued in the transaction. As a result, the financial statements of IPtimize Colorado survive for purposes of our financial reporting.

We are a broadband voice and data service provider which means that we utilize high speed data network access (including the Internet) to furnish a suite of voice and data communications services to cable operators and small and medium sized businesses. We are often referred to as a hosted service provider because we provide the technology and service components used to furnish Internet Protocol (or “IP”) based communication services to our customers and thereby serve as a single point of contact. Our customers use their broadband connection to the Internet to reach our Voice over IP (“VoIP”) gateway servers (used to manage and route calls) which servers direct their call to a national broadband network thereby enabling our customers to connect to any phone at any destination in the world. Our voice and network services reduce our customers communications costs, decrease complexity, and increase productivity.

In September 2007, we executed a Master Service Agreement (the MSA”) with Level 3 Communications, Inc. (NASDAQ: LVLT). In November 2007, we signed a Reseller Agreement (the “Reseller Agreement”) with Broadband Management Solutions, LLC, a wholly owned subsidiary of C-COR Incorporated, (NASDAQ: CCBL) and a global provider of inter-operable network solutions for cable broadband networks that simplify the transition to on-demand networks. As a result of the confluence of MSA, the Reseller Agreement, the election of Ron Pitcock as our new Chief Executive Officer and his 20 plus years of cable industry knowledge, experience and contacts, we have become principally engaged in concentrating on opportunities within the $8.0 billion cable industry VoIP market.

VoIP is a protocol used for the transmission of phone calls over privately managed broadband networks (such as our network) and/or the Internet. It converts voice into a digital package of data which is then reassembled at the other end. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; rather, the same network can be shared by multiple users for voice, data, and video simultaneously. This network is more efficient than a dedicated circuit network because the data network is not restricted by the one call, one line limitation of a traditional telephone network. This improved efficiency creates potential cost savings that can be passed on to consumers in the form of lower rates or retained by the provider as revenue. Significant cost savings are also possible for international telephone calls because VoIP calls bypass the international settlement process, which represents a significant portion of the international long distance tariffs. VoIP has been used over the past decade by the major phone companies to transport calls over fiber optic lines to make long distance calls. Through recent technological advances, VoIP calls can now be made directly by a caller.

Our service is enabled by three primary components, owned or leased by us:

•	servers and other computer hardware owned by us;

•	computer software acquired under license from independent third parties; and

•	Network access provided by our service partners, primarily New Global Telecom.

While these same components are available to our competitors, we manage these components in a way which we believe provides superior service to our customers. For example, our service allows customers to place and receive telephone calls anywhere in the world, wherever digital network access is available. Many of our competitors’ service is only available when connected to that providers’ network. We believe this provides us with an important competitive advantage.

Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, VoIP packets are carried on a fiber based network shared by multiple users transmitting voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit switched network because the data network is not restricted by the one-call, one-line limitation of the PSTN and, as a result, greater quantities of traffic can be transmitted over this data network. This improved efficiency creates cost savings that can be passed on to consumers in the form of lower rates or retained by the IP provider. Significant cost savings are also achieved for international telephone calls carried over data networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs.

Our service solutions are designed specifically for the small to medium business market. We measure our growth by the number of IP endpoint addresses under management. These addresses represent unique identifiers for telephones, computers, and servers that link communication services together and manage security and control functions. As of December 31, 2007, we have approximately 1,800 IP endpoint addresses under management. Our goal is to increase this number through internal growth and acquisitions.

We are engaged in a single line of business, network services. While we hope to increase our service offerings in the future, we do not anticipate entering a different industry segment.

Going forward, we intend to continue with our recurring service model and expand the product offerings to meet the needs of the markets which we serve. We anticipate that our revenue growth will be achieved through:

•	Targeted cable systems in second, third and fourth tier cities for use of our system platform to provide them our hosted services;

•	Strategically targeted acquisitions that include need infrastructure and matching services

•	Wholesale agreements to provide managed IP services to select industry channels; and

•	Organic growth through a direct sales team and sales agent partner program.

Our costs and operating expenses consist of cost of sales, general and administrative expenses, depreciation amortization, financing and interest expenses, described in more detail as follows:

•

Cost of sales consists primarily of leased access, network and collocation facilities that we utilize to provide services to our end-users. The term of our contracts with these providers is generally two years or less, in addition we are in the process of building our own, network and collocation facilities to be able increase our margins on the services provided ;

•

General and administrative expenses consist primarily of compensation and benefits for sales, management, operation, customer service, accounting, and administrative personnel, occupancy costs, marketing, legal and accounting fees, and other expenses associated with being a public company;

•	Depreciation and amortization expenses are related to the depreciation and amortization of our network equipment, computer software, leaseholds, office furniture, and fixtures;

•	Interest expenses consist of cash and non-cash interest costs related to our borrowing activities;

•

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2007. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Trends in Our Industry and Business

A number of factors in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Overall Economic Factors. Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications and other information products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; changes in demographics, including population growth rates; and consumer preferences. Our strategy and execution focus is predicated on an assumption that these factors will continue to promote strong desire for the utilization of telephony products and services and that the cost and feature advantages of VoIP alternatives will not be negatively impacted by unforeseen changes in these factors.

Industry. The telecommunications industry is highly competitive. In recent years we have seen new sources of supply for our underlying infrastructure that have reduced our overall costs of operation, and have enjoyed the benefits of competition among these suppliers for a relatively limited amount of viable customers. These decreases were driven largely by reduced vendor pricing. A key component of our competitive position, particularly given the number and range of competing communications products, is our ability to manage operating expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.

Consumer Demand. There is significant competition within the traditional telecommunications marketplaces and also with other emergent “next generation” telecommunications providers, including IP telecommunications providers, in supplying the overall telecommunications needs of businesses and individual consumers. We compete with other telecommunications firms in the sale and purchase of various products and services in our markets. Our ability to sell managed IP services is directly linked to the significant growth rate of broadband adoption, and we expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Regulatory Factors. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. These initiatives include the assertion of state regulatory and taxing authorities over us, FCC rulemaking regarding emergency calling services, CALEA and Electronic Privacy, and proposed reforms for the inter-carrier compensation system. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay. We may impose additional fees on our customers in response to these increased expenses. This would have the effect of increasing our revenues per customer, but not our profitability, and increasing the cost of our services to our customers, which would have the effect of decreasing any price advantage we may have.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006.

The following data has been derived from our statements of operations for the two years ended December 31, 2007. The information presented below and in the following discussion was derived from audited financial information.

	Year Ended December 31,
Statement of Operations Data	2006	2007
Revenue	$921,314	$1,025,152
Costs of sales	515,150	734,463
Salaries & wages	988,036	804,908
Consulting	773,745	374,158
Rent	62,812	77,424
Legal & Accounting	92,084	236,843
Marketing	66,424	233,346
Other general & administrative	813,256	780,421
Depreciation and amortization	22,254	55,918
Total costs and expenses	3,333,760	3,297,481
Net operating (loss)	(2,412,447)	(2,272,329)
Other income (expense)
Loss on acquisition	—	(250,000)
Gain on settlement of debt	2,685	37,672
Interest expense	(447,773)	(318,760)
Net (loss)	(2,857,535)	(2,803,417)
Preferred stock dividend	(50,000)	(112,200)
Net (loss) attributable to common stockholders	(2,907,535)	(2,915,617)

Net Loss.

Our net loss attributable to common stockholders for the year ended December 31, 2007 was $(2,915,617) compared to $2,907,535 for the year ended December 31, 2006. Since our inception, we have incurred significant operating losses. These losses can be attributed to insufficient revenue and operating margins to cover: (i) fixed expenses including personnel, office facilities, and network infrastructure; and (ii) variable expenses associated with product development, legal expense, debt costs, and capital formation expenses. Our business strategy to increase revenue, operating margin, and cash flow includes:

•	Targeted cable systems in second, third and fourth tier cities for use of our system platform to provide them our hosted services;

•	Strategically targeted acquisitions that include need infrastructure and matching services,

•	Wholesale agreements to provide managed IP services to select industry channels; and

•	Organic growth through a direct sales team and sales agent partner program.

We believe the execution of our business strategy, will add sufficient operating margins in excess of our expenses to generate positive earnings before interest, tax, depreciation, and amortization (EBITDA). However, these activities require additional capital resources and working capital to complete, (See, “Liquidity and Capital Resources,” below). To meet these and other requirements, we are currently in discussion and have raised additional funds, from several parties in the form convertible loans, a convertible bridge loan and the sale of additional common stock. We are in the process of negotiating additional debt for the acquisition of needed switch equipment and the division of American Fiber Systems that operates in the same space as we do and we add needed revenue and margin to our business. The funding will be secured by certain assets obtained as part of the acquisition directly and related equipment needed obtained from outside parties. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Revenue. Our total revenue for the year ended December 31, 2007 was $1,025,152 compared to $921,314 for the year ended December 31, 2006. Our revenue increased $103,838, or 11.3% due primarily to a focus on growth of our managed IP services, primarily VoicePilot and VoIPConnect.

Our recurring managed IP service revenue increased approximately $267,000 or 300% in 2007 versus 2006. Recurring service revenue represented 56% of the total revenue in 2007 versus 6% in 2006. IP endpoints under management represents the number of IP addresses which we bill monthly recurring service fees on. As the number of IP endpoints increases, we see a corresponding increase in our monthly recurring revenues. IP endpoints under management increased from approximately 500 to 2,000 from December 31, 2006 to December 31, 2007.

Cost of Sales. Our cost of sales for the year ended December 31, 2007 was $734,463 compared to $515,150 for the year ended December 31, 2006. Costs increased $219,313, or 42.6%, due primarily to a decrease in one time equipment sales and costs of providing consulting services with our cost for managed IP services increased 207%, from approximately $307,000 to $657,000, as a result of the increased sales of hosted VoIP Services.

Our gross profit margin for 2007 was 28%, down from 44% for 2006. This reflects the change in our focus from one-time equipment sales to a recurring revenue business model based on managed services. Despite the decreased margin, we believe that the revenue from our current model is more sustainable and will benefit us in the long term. In addition the purchasing of the above described will allow us to provide more of the services internally and not have to purchase the use of these services from an outside vendor for a higher cost.

General and Administrative. Our General and Administrative expenses for the year ended December 31, 2007 were $2,563,018 compared to $2,818,610 for the year ended December 31, 2006 representing a decrease of $255,592.

Salaries and wages decreased $183,128 to $804,908 from $988,036 for the year ended December 31, 2006. The increase in salaries and wages is a result of an increase in the workforce, from 9 on December 31, 2006 to 7 on December 31, 2007, this increase was $183,128 or 18.5%. The consulting fees decreased from $773,745 for the year ended December 31, 2006 to $374,158 for the year ended December 31, 2007 or a decrease of $399,587 or 51.6%. The decrease in the consulting expense was the result of a reduced need for the services rendered by the consultants in the IT and financial areas.

Rent increased to $77,424 for the year ended December 31, 2007 from $66,812 for the year ended December 31, 2006, a 23.3% increase. This increase is due to the expiration of an office lease and the move to new offices. Legal and accounting was $236,843 for the year ended December 31, 2007 as compared to $92,084 for the year ended December 31, 2006 an increase of 144,759 (157.2%) The increase in legal and accounting was the result of filing a Form 10 with the SEC, two years audits, the due diligence on a proposed acquisition, and the increased costs of being public. The Marketing expense for the year ended December 31, 2007 was $233,346 as compared to $66,423 for the year ended December 31, 2006. The increase was $166,923 or 251.3% and was due to the change in focus of the business customer attempt to increase this business as explained above. The Other General and administrative expenses decreased to $780,421 for the year ended December 31, 2007 from $813,256 for the year ended December 31, 2006, a decrease of $33,665 or 4%. These costs reduced as a result of less money being spent on capital formation costs, reallocation of the classification of the costs, and reduced spending.

Depreciation and amortization increased to $55,918 for the year ended December 31, 2007 from $22,254 for the year ended December 31, 2006, an increase of $33,664.

Other Income and (Expense). Our total other expense for the year ended December 31, 2007 was $531,088 compared to $445,089 for the year ended December 31, 2006.

Liquidity and Capital Resources

December 31, 2007.

As of December 31, 2007, we had a working capital deficit of $3,817,847, consisting of current assets of $205,324 and current liabilities of $4,023,171. Current assets were $26,224 in cash, $66,630 of accounts receivable, and prepaid expenses of $112,470.

Current liabilities as of December 31, 2007 were $4,023,171, an increase of $1,478,027 over December 31, 2006. The increase was primarily due to an increase in accounts payable and accrued expenses of approximately $510,000 and increase in notes payable of approximately $940,000.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of December 31, 2007, we had stockholders’ deficit of $(3,345,422) a decrease from $(3,546,013) on December 31, 2006. Our working capital deficit had grown from $2,491,882 as of December 31, 2006 to $3,817,847 as of December 31, 2007. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor.

Subsequent to December 31, 2007 We were able to complete to two debt offering. 1) We borrowed $1,650,000 from eleven individual investors. The terms of the offering were 12.99% interest, due in nine months, convertible into Common Stock at $0.45 per share. The debt includes 50% warrant coverage at $0.45 per share, put option after six months at $0.45 per share or a call option if the Common stock trades at $1.35 per share for twenty connective trading days. 2) We offered a debenture with interest rate of 10% convertible at $0.45 per share. The offering was for $5,000,000 with a minimum of $1,500,000. We closed the offering on April 5, 2008 with $1,838,780 from 75 individual investors.

We have a federal withholding tax obligation of approximately $400,000 due to the Internal Revenue Service. We paid all of the federal tax obligation in March 2008 and are in the process of negotiating the penalties and interest that have been assessed.

Cash used by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Our operating activities used approximately $1,126,289 of cash during 2007 compared with cash used in operating activities of $1,052,563 during 2006. The reduction in cash used in 2007 is due in large part to a $560,769 increase in accounts payable and accrued liabilities and $536,643 in 2006. Historically, we have financed our operations by issuing equity and debt securities for cash and services, as our operations have consistently used rather than provided cash.

Net cash used in investing activities is generally driven by our purchase of fixed assets and other investing activities. In 2006, we spent $250,000 for a deposit on the pending WTI acquisition and $2,624 on capital equipment. During 2007, we used $111,591 for the purchase of fixed assets.

Cash flows from financing activities consist primarily of proceeds from loans and the sale of common and preferred stock. . During 2007, cash provided by financing activities was $1,014,104 which included proceeds from: (i) $325,000 of convertible bridge notes; (ii) $500,500 of other notes payable; (iii) $20,000 of preferred stock; and (iv) $313,080 from a line of credit; offset by uses of financing activities of $7,565 to cover the bank overdraft and $86,087 for payments of notes payable. During 2006, cash provided by financing activities was $1,282,109 which included proceeds from: (i) $875,000 of convertible bridge notes; (ii) $415,000 of preferred stock; and (iii) $90,000 of common stock net of $29,942 of payment on Line of Credit and $75,514 payment on Notes Payable.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

Our significant accounting policies are described in Note 1 to the financial statements. The accounting estimate and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We recognize revenue from services at the time the services are completed and revenue from the sale of products at the time that title passes to the buyer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, lines of credit, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Stock-based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Effective January 1, 2006, we implemented the provisions of SFAS 123(R) “Share-Based Payment,” requiring us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as revised. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

Contractual Obligations and Commercial Commitments

	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Long-term Debt	$1,696,886	$1,371,886	$325,000	$—	$—
Capital Leases	$25,395	$22,950	$2,445	$—	$—
Operating Leases	$70,128	$70,128	$—	$—	$—

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Adoption of FIN No. 48 did not have a material impact on the Company’s financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post- retirement benefits. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance4 with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

Inflation

To date, inflation has not had a material impact on our operations.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

IPtimize, Inc.

We have audited the accompanying balance sheet of IPtimize, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPtimize, Inc. as of December 31, 2007, and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

June 13, 2008

IPtimize, Inc.

Balance Sheets

December 31,

	2006	2007
	(Restated)
Assets
Current Assets
Cash in bank	$—	$26,224
Accounts receivable, net of allowance for doubtful accounts	34,949	66,630
Inventory	18,313	—
Prepaid expenses	—	112,470

Total current assets	53,262	205,324

Fixed Assets
Furniture, fixtures, equipment and software	154,301	265,892
Less: Accumulated depreciation	(107,745)	(163,509)

Total fixed assets, net of depreciation	46,556	102,383

Other Assets
Prepaid marketing costs	—	1,063,337
Prepaid services	—	1,041,250
Acquisition deposit	250,000	—
Deposits	17,521	16,289

Total other assets	267,521	2,120,876

Total Assets	$367,339	$2,428,583

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,346,442	$1,854,897
Bank overdraft	7,565	—
Notes payable	220,717	446,885
Bridge notes payable - current	925,000	925,000
Leases payable - current	27,188	22,951
Deferred revenue	3,899	12,591
Due to related parties	64,333	760,847

Total current liabilities	2,595,144	4,023,171

Long Term Liabilities
Leases payable	19,819	2,445
Bridge notes payable	—	325,000
Preferred dividend payable	—	105,000

Total long term liabilities	19,819	432,445

Total liabilities	2,614,963	4 ,455,616

Redeemable Preferred Stock
Preferred stock, $.001 par value, 30,000,000 shares authorized Series A - 1,104,236 (2006 & 2007) shares issued and outstanding	883,389	883,389
Series B - 415,000 (2006) and 435,000 (2007) shares issued and outstanding	415,000	435,000

Total Redeemable Preferred Stock	1,298,389	1,318,389

Stockholders’ (Deficit)
Common stock, $.001 par value, 70,000,000 shares authorized, 8,373,182 (2006) and 12,942,247 (2007) shares issued and outstanding	8,373	12,942
Additional paid in capital	6,301,156	9,412,795
Accumulated (deficit)	(9,855,542)	(12,771,159)

Total stockholders’ (deficit)	(3,546,013)	(3,345,422)

Total Liabilities and Stockholders’ (Deficit)	$367,339	$2,428,583

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statements of Operations

For the Years Ended December 31,

	2006	2007
	(Restated)
Revenue	$921,314	$1,025,152
Cost of Sales	515,151	734,463

	406,163	290,689

General & Administrative Expenses
Salaries and wages	988,036	804,908
Consulting	773,745	374,158
Other General and administrative
Rent	62,812	77,424
Legal and Professional	92,084	236,843
Marketing	66,423	233,346
Other	813,256	780,576
Depreciation and amortization	22,254	55,763

Total expenses	2,818,610	2,563,018

Net Operating (Loss)	(2,412,447)	(2,272,329)

Other (Expense)
Loss on terminated of acquisition	—	(250,000)
Gain on settlement of liabilities	2,685	37,672
Interest expense	(447,773)	(318,760)

Total other (expense)	(445,089)	(531,088)

Net (Loss)	(2,857,535)	(2,803,417)
Preferred stock dividend	(50,000)	(112,200)

Net (Loss) attributable to common shareholders	$(2,907,535)	$(2,915,617)

Weighted Average Shares Outstanding - Basic and Diluted	7,898,060	10,708,717

Net (Loss) per Common Share - Basic and Diluted	$(0.36)	$(0.27)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2006 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount
Balance at December 31, 2005 (Restated)	7,400,368	$7,400	$5,233,852	$(6,948,007)	$(1,656,755)
Stock issued for cash	116,667	117	89,883	—	90,000
Stock issued for services	450,000	450	562,550	—	563,000
Stock grants to employees	290,593	291	226,518	—	226,809
Stock issued for interest and penalties	10,000	10	14,990	—	15,000
Stock issued for conversion of bridge notes	8,333	8	18,742	—	18,750
Deferred financing fees	97,221	97	(97)	—	—
Amortization of deferred financing fees	—	—	98,274	—	98,274
Amortization of deferred compensation	—	—	56,444	—	56,444
Preferred stock dividend	—	—	—	(50,000)	(50,000)
Net (loss)	—	—	—	(2,857,535)	(2,907,535)

Balance at December 31, 2006 (Restated)	8,373,182	8,373	6,301,156	(9,855,542)	(3,546,013)
Stock issued for services	1,292,669	1,293	1,248,207	—	,249,500
Stock issued for capital formation	2,978,333	2,978	1,471,783	—	1,474,761
Stock cancelled for non-performance	(99,000)	(99)	—	—	(99)
Stock issued for compensation	83,332	83	34,917	—	35,000
Stock issued for debt	68,170	68	28,563	—	28,631
Stock issued for settlement of accrued compensation	195,556	196	87,804	—	88,000
Warrants and option value for compensation and fees	—	—	194,940	—	194,940
Stock issued for loan fees	50,005	50	45,425	—	45,475
Preferred stock dividend	—	—	—	(112,200)	(112,200)
Net (loss)	—	—	—	(2,803,417)	(2,803,417)

Balance at December 31, 2007	12,942,247	$12,942	$9,412,795	$(12,771,159)	$(3,345,422)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statements of Cash Flows

For the Years Ended December 31,

	2006	2007
	(Restated)
Cash Flow from Operating Activities
Net (loss)	$(2,857,535)	$(2,803,417)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Allowance for bad debt	16,009	(18,642)
Amortization of stock compensation for marketing and services	896,181	517,523
Gain on settlement of liabilities	—	(37,672)
Loss on termination of acquisition	—	250,000
Non-cash interest expense	195,002	308,628
Depreciation and amortization	22,254	55,763
Amortization of deferred financing fees	98,274	—
Changes in:
Accounts receivable	46,047	(13,039)
Inventory	15,421	18,313
Prepaid	—	(15,000)
Deposits	(7,200)	1,233
Accounts payable and accrued expenses	488,022	626,927
Deferred revenue	(3,370)	8,692
Accrued interest	48,694	201,014

Net cash (used in) operating activities	(1,042,201)	(899,677)

Cash Flow from Investing Activities
Purchase of fixed assets	(2,624)	(111,591)
Cash paid for acquisition deposit	(250,000)	—

Net cash (used in) investing activities	(252,624)	(111,591)

Cash Flow from Financing Activities
Proceeds from bridge loans	875,000	325,000
Bank overdraft	7,565	(7,565)
Payments notes payable	(75,514)	(86,911)
Proceeds from notes payable	—	495,500
Cash received for issuance of preferred stock	415,000	20,000
Payments on capital leases	(10,362)	(21,612)
Cash received for issuance of common stock	90,000	—
Proceeds (payments) on line of credit	(29,942)	313,080

Net cash provided by investing activities	1,271,747	1,037,492

Net increase (decrease) in cash	(23,078)	26,224
Cash - beginning of year	23,078	—

Cash - end of year	$—	$26,224

Supplemental Disclosure
Interest paid	$8,038	$—
Income taxes paid	$—	$—
Non-Cash Financing and Investing Activities
Stock issued for debt	$—	$28,631
Stock issued for conversion of bridge notes	$18,750	$—

See the accompanying notes to the financial statements.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Note 1. Summary of Significant Accounting Policies

Organization

The Company was incorporated under the laws of the State of Minnesota in 1983 as Simmetech Inc. (“Simmetech”). The Company was essentially dormant until November 2005, when it entered into a business combination with a Colorado corporation, Iptimize, Inc. (“Iptimize Colorado”). The Company was the legal survivor of the transaction. Following the transaction, the name of the Company was changed to Iptimize, Inc.

The business combination between Simmetech and Iptimize Colorado has been treated as a “reverse merger” for accounting purposes. Since the amount of stock issued by Simmetech in the merger exceeded the amount of stock outstanding before the merger, the transaction is treated as if Iptimize Colorado acquired Simmetech and Iptimize Colorado was the accounting survivor of the transaction. Iptimize Colorado was thus recapitalized to account for the transaction with Simmetech and an additional 400,811 common shares were issued in the transaction. Simmetech had no assets or liabilities at the time of the transaction. As a result, the historical financial statements of Iptimize survive for accounting purposes.

The Company has been engaged in the business of managed voice-over-internet services for businesses since that date. In September 2007, the Company changed its domicile to the State of Delaware through a merger with its wholly-owned subsidiary.

Reclassifications

Certain amounts in the year ended December 31, 2006 or as of December 31, 2006 have been reclassified to conform to current year’s presentation.

Revenue Recognition

The Company recognizes revenue from services at the time the services are completed and revenue from the sale of products at the time that title passes to the buyer.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment, which consists of computers, software, office furniture and equipment, is stated at cost and is being depreciated using the straight-line method over their estimated economic lives of three to five years.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At December 31, 2006 the allowance for doubtful accounts was $33,128 with bad debt expense for the year of $18,815, and at December 31, 2007 the allowance for doubtful accounts was $14,486 with bad debt expense for the year of $33,465.

Inventory

Inventory consists primarily of communications equipment and accessories and is carried at the lower of cost or market.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, line of credit and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2007 and 2006, management believes that there is no impairment on long-lived assets.

Segment Reporting

The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company operates in one industry segment consisting of communications consulting and will evaluate additional segment disclosure requirements as it expands operations.

Stock-based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Effective January 1, 2006, the Company implemented the provisions of SFAS 123(R), “Share Based Payment,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as revised. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which, will be recharacterized as

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

noncontrolling interests and classified as a component of equity. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

Note 2. Fixed Assets

As of December 31, 2006 and 2007, the Company owns or has capitalized the following assets under financing leases:

	2006	2007
Furniture and fixtures	$31,475	$31,475
Equipment and software	122,826	234,417

	154,301	265,892
Less accumulated depreciation	(107,745)	(163,509)

	$46,556	$102,383

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Depreciation expense charged to operations was $22,254 and $55,918 for 2006 and 2007, respectively.

Note 3. Acquisition Costs

During 2006, the Company paid cash of $250,000 as earnest money based on the terms and conditions of a letter of intent regarding a proposed acquisition of a company engaged in telecommunications services. The Company terminated the contract in 2007, resulting in a loss on termination.

Note 4. Notes Payable

At December 30, notes payable consist of the following:

	2006	2007
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	$7,473	$7,473
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	3,274	3,274
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	23,958	23,958
Note payable with another vendor as settlement of an outstanding account payable. Payments of $18,000 and $74,087 were made in 2006 and 2007 respectively. The note does not bear interest and is due on demand	111,012	36,925
Notes assumed in connection with an acquisition. No payments were made in 2006 or 2007. The note was paid in full in 2008	73,000	73,000
$330,000 Line of Credit Agreement dated July 2, 2007 for working capital financing. The Line of Credit is secured by all of the Company’s un-pledged and unencumbered tangible and intangible assets. In consideration for the Line of Credit, the Company executed a 11.45% Promissory Note and issued an aggregate of 600,000 restricted shares of Common Stock	—	302,255
Note payable with a vendor as settlement of an outstanding account payable. The note did not bear interest and was due on demand	2,000	—

Total	$220,717	$446,885

Note 5. Bridge Notes Payable

During 2005, all but one note holder converted their debt from previous years to equity; at December 31, 2007, the remaining note is for $50,000, with interest accruing at 10%.

During 2006, the Company entered into $875,000 of Convertible Bridge Notes with fourteen individual lenders. Principle and interest is due twelve months from the date of each agreement. As of December 31, 2007, no payments have been made to the lenders and all Notes are currently in default. The Company is negotiating with each individual lender to covert their Bridge Note to Common Stock. As of December 31, 2007, three lenders have agreed to convert a total of $185,000 of Bridge Notes and accrued interest to 1,409,875 shares of Common Stock. In addition, six lenders have agreed to extend the term of the Note and negotiations are on-going with the remaining five lenders.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

In March 2007, the Company sold an aggregate of $325,000 of convertible bridge notes. The notes, which are due in six months and were extended for an additional year. The notes are convertible into shares of our Common Stock at $1.50 per share. As additional consideration, each lender was granted a five year warrant to purchase two shares of Common Stock at $1.50 per share for each dollar loaned to the Company. The warrants were valued at $4,104 using the Black-Scholes option pricing methodology.

Note 6. Redeemable Series A Shares

During 2004, the Company assumed notes totaling $122,000 in connection with an acquisition. During 2005, $43,000 was paid with 215,000 shares of the Company’s Series A Preferred stock. The remaining note for $79,000 was increased to $86,000 as consideration for certain loan modifications and the $7,000 was charged to financing fees in 2005. The loan was payable in monthly payments of $4,000 beginning February 1, 2005, with interest accruing at 6%. Remaining principal and interest was due December 31, 2005. During 2005, $13,000 was paid to the note holder, leaving a balance due of $73,000. No additional payments were made in 2006 and 2007. The note is in default and has been settled and repaid in May 2008.

The Company also issued 354,236 shares of Series A Preferred Stock in 2006 for accrued interest t of $283,389.

Note 7. Redeemable Series B Preferred Shares

During 2006, the Company issued 415,000 shares of Series B Preferred Shares for cash of $415,000. During 2007, the Company issued 20,000 shares of Series B Preferred Stock for cash of $20,000. The total issued and outstanding Series B Preferred Stock at December 31, 2007 was 435,000 shares. The Series B Preferred Shares are convertible at any time based on a conversion rate of three (3) Common Stock Shares for every one (1) Series B Preferred Share. The Series B Preferred Shares accrue simple twelve percent (12%) interest payable on a monthly basis in cash. The Company may elect, after twelve months from the date of each subscription agreement, to repurchase the Series B Preferred Shares in whole or in part. The Company shall be required to repurchase all Preferred Shares not converted upon the twenty-fourth month from the date of each subscription agreement at the original purchase price.

Note 8. Stockholders’ (Deficit)

On October 5, 2007, the Board of Directors approved a 1-for-3 reverse stock split. The common stock began trading on a reverse-split basis on October 10, 2007. All share and per share amounts reflect the effect of this reverse stock split.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

During 2006, the Company issued 116,667 shares of Common Stock for cash of $90,000.

The Company issued 758,926 shares of Common Stock in 2006 as follows: (a) 450,000 shares for consulting services valued at $563,000; (b) 10,000 shares for accrued interest of $15,000; (c) 290,593 shares for employee stock grants at fair market value of $226,809; and (d) 8,333 shares for conversion of debt of $18,750.

In addition, the Company issued 97,227 shares of common stock for deferred financing fees in the amount of $142,032, which is being amortized over one year. During 2006, the Company had $98,274 in amortization relating to these financing fees.

The Company issued warrants for a total of 829,721 Common Shares in 2006; including 549,167 warrants for incentives with an exercise price of $0.75 per share; 100,000 warrants in conjunction with a private placement with an exercise price of $0.75 per share; 97,221 warrants for incentives with an exercise price of $0.75 per share; and 83,333 warrants for consulting services with an exercise price of $0.50 per share. The Company valued the 83,333 warrants for consulting services at $84,666 based on the Black-Scholes option pricing methodology. The expense was recorded as deferred compensation to be amortized over twelve months, the term of the consulting services agreement.

On March 9, 2007 the Company issued 2,718,333 Common Shares and 1,388,333 warrants, exercisable over ten years at a price of $0.75 per share, in consideration for business advisory services related to restructuring and recapitalization of the Company. The Company has the exclusive right to repurchase the Common Shares in the event that the transaction contemplated in the Business Advisory Agreement is not completed. The agreement has a term of two years and also requires the Company to pay monthly fees of $5,000 and restructuring advisory fees of $150,000. The warrants were valued at $43,149 using the Black-Scholes option pricing methodology. The value of the common stock and warrants has been recorded as deferred compensation on the Company’s financial statements and will be amortized for 24 months, the term of the Agreement. The Agreement affords the Company the option to repurchase the Common Shares and the warrant for $12,500 in the event the financing contemplated by the Agreement is not consummated.

On July 27, 2007 the Company and the former Chairman of the Board of Directors, who resigned on June 22, 2007, entered into an agreement to terminate the former Director’s employment contract and accept 195,556 shares of common stock, valued at $88,000, as compensation for accrued salary and expenses.

On September 10, 2007, the Company entered into a settlement and release agreement with a vendor whereby the parties agreed to terminate the service agreement and issued 9,333 shares of common stock as compensation for accrued expenses of $7,000.

On August 20, 2007 the Company entered into an agreement with an independent contractor to provide strategic planning and business advisory services. The agreement terminates the earlier of: (i) December 31, 2007 or (ii) upon the closing of financing in the amount of $4,000,000 and the full payment of all federal withholding tax obligations. Compensation for services includes a monthly fee of $10,000 and the option to purchase common stock as more fully described below.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

On August 20, 2007 the Company entered into an agreement with an independent contractor to provide strategic planning and financial advisory services. The agreement terminates the earlier of: (i) December 31, 2007 or (ii) upon the closing of financing in the amount of $4,000,000 and the full payment of all federal withholding tax obligations. Compensation for services includes a monthly fee of $7,500 and the option to purchase common stock as more fully described below.

On August 20, 2007 the Company granted options to two independent contractors to purchase a total of 1,288,333 shares of Common Stock at $0.24 per share. The options were valued at $32,649 using the Black-Scholes option pricing methodology. The option shares vest on a quarterly schedule over a three year term. 215,000 shares were cancelled during the year.

On August 20, 2007 the Company granted options to two employees, including one Executive Officer, to purchase a combined total of 282,500 shares of Common Stock at $0.24 per share as part of the Company’s 2007 Equity Incentive Plan. The options were valued at $11,684 using the Black-Scholes option pricing methodology. The option shares vest on a quarterly schedule over a five year term. 94,167 shares were cancelled during the year.

On August 20, 2007 the Company granted options to one Executive Officer and Director to purchase a total of 565,000 shares of Common Stock at $0.24 per share. The options were valued at $14,318 using the Black-Scholes option pricing methodology. The option shares vest on a quarterly schedule over a three year term.

On December 27, 2007 the Company granted options to two employees to purchase a total of 100,000 shares of Common Stock at $0.28 per share. The options were valued at $13,695.62 using the Black-Scholes option pricing methodology. The options vest at the rate of 2,500 shares per calendar quarter commencing on January 1, 2008.

	Analysis of Stock Options
	2006		2007
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	—	$—	—	$—
Granted	—	—	2,235,833	.24-.28
Exercised	—	—	—	—
Canceled	—	—	(309,167)	—
Expired	—	—	—	—

Outstanding and exercisable, end of year	—	$—	1,926,666	$.24-.28
Weighted average fair value of Options granted during year	—		$466,400

Weighted average fair value of Options exercised during year	—		$—

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Stock options outstanding and exercisable at December 31, 2007, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$0.24	1,826,666	5	$0.24
$0.28	100,000	5	$0.28

	1,926,666		$0.24

	Analysis of Stock Warrants
	2006		2007
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	310,584	$0.80-1.00	1,140,405	$0.80-1.00
Granted	829,721	$0.50-0.75	1,571,666	0.24-0.75
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	(109,375)	0.80

Outstanding and exercisable, end of year	1,140,405	$.75-1.00	2,602,596	$.75-1.00
Weighted average fair value of Warrants granted during year	$1,804,372		$2,498,492

Weighted average fair value of Warrants exercised during year	$—		$—

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Stock warrants outstanding and exercisable at December 31, 2007, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$1.00	166,667	2	$1.00
$0.80	21,875	2	$0.80
$1.00	12,667	1	$1.00
$0.75	549,167	2	$0.75
$0.75	100,000	2	$0.75
$0.50	83,333	3	$0.50
$0.75	97,221	2	$0.75
$0.24	1,323,568	9	$0.24
$0.45	248,098	4	$0.45

	2,602,596		$0.47

Note 9. Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	2006	2007
Deferred tax assets (liabilities)
Net operating loss carry forwards	$1,580,000	$3,190,000
Less valuation allowance	(1,580,000)	(3,190,000)

Net deferred tax asset	$—	$—

The net operating loss carry forwards will expire through 2027. The deferred tax asset has been fully reserved as of December 31, 2007. The primary difference between book and tax loss is stock compensation. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2006 was $590,000 and $610,000 for the year ended December 31, 2007.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

Note 10. Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a working capital deficit of $3,817,847 and an accumulated deficit of $12,711,159 as of December 31, 2007.

The Company is currently seeking equity capital. The Company has tentative commitments from various parties to provide additional capital however there is no assurance that such funding will be available when needed, or if available, that the terms will be favorable or acceptable to the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 11. Commitments

The Company has entered into two capital leases relating to computers and network equipment. The leases have terms up to 48 months, expiring in 2008 and monthly payments with interest rates ranging from 14.2 –14.6%. The future minimum lease payments for the year ending December 31, 2008 are $ 15,036

During 2006, the Company entered into a building lease, expiring in 2008. The lease has a term of two years with one, two-year renewal option. Future minimum lease payments for the year ending December 31, 2008 are $70,128.

Note 12. Subsequent Events

•

In January 2008, the Company issued 513,848 shares of Company’s common stock upon the conversion of three Secured Promissory Notes from the 2006 Debt Offering. The holders accepted restricted shares of common stock and converted the principal loan amount and the accrued interest at the price of $0.45 per share. The principal loan amounts totaled $185,000 and the accrued interest totaled $44,231.

•

On February 22, 2008, we consummated Bridge Loan Agreements with a group of investors (the “Bridge Loan”). Investors were issued convertible promissory notes of $1,650,000 bearing interest at 12.99% per annum and convertible into 3,666,667 shares of our Common Stock at $0.45 per share (the “Bridge Note”). In addition to the usual representations and warranties, the Bridge Loan Agreement granted us the right to prepay the Loan Amount on 45 days prior written notice at any time after the closing bid price for our Common Stock for 20 consecutive trading days is $1.35 or greater and the minimum average daily trading volume during such 20 day trading period shall have been 50,000 shares. The investors were

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

also issued five year warrants (the “Bridge Warrants”) to purchase an aggregate of 1,833,333 restricted shares of our Common Stock at $0.45 per share (the “Bridge Warrant Shares”). We agreed to register the Bridge Warrant Shares in the first registration statement we file under the Securities Act of 1933, as amended.

•

On February 22, 2008, we entered into a three-year employment agreement with Mr. Ron Pitcock as our the Chief Executive Officer. Pursuant to the agreement, and in addition to a base salary of $150,000 and customary health and hospitalization, vacation, confidentiality, and non-competition provisions, the agreement: (i) settled our $125,000 accrued monthly consulting obligation for an aggregate of 277,777 shares of our Common Stock valued at $0.45 per share; (ii) granted Mr. Pitcock an Incentive Stock Option under our 2007 Stock Option Plan to purchase an aggregate of 250,000 shares of our Common Stock at $0.45 per share all of which vested upon the execution of the employment agreement; and (iii) granted Mr. Pitcock the right to have all of his option shares registered under the Securities Act in the first registration statement filed by us under the Securities Act following the date of the agreement.

•

On February 22, 2008, we entered into a second amendment to the Advisory Agreement with FCBD. Pursuant to the second amendment, we agreed to a bonus for FCBD’s performance of services in excess of those required of it in the Advisory Agreement, and simultaneously with the execution of the second agreement, we agreed to issue 317,777 restricted (i.e. unregistered) shares of our Common Stock (the “Bonus Shares”) to FCBD and further agreed to include the same in the first registration statement filed by us under the Securities Act.

•

On February 14, 2008, we entered into a Settlement and Release Agreement with one of our vendors as settlement of a long-standing dispute concerning services delivered by the party to the Company. The Company issued 25,000 shares of restricted common stock for the acceptance of the settlement.

•

In February, the Company issued a total of 25,000 shares of Common Stock to three of its shareholders as compensation for extending to the Company a temporary interest free loan to meet temporary cash needs over a thirty-day period. The Company repaid the loans in full out of the proceeds of the Bridge Loan Agreement.

•

On April 5, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $1,838,780 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into Common Stock at $0.45 per share.

•

On May 15, 2008, the Company entered into a Letter of Intent to purchase certain assets of American Fiber Systems, Inc. for $1,150,000 to be completed by July 31, 2008. The assets include computer hard and software that services customers receiving VOIP. In addition, the purchase includes the customer base and related assets.

IPtimize, Inc.

Notes to Financial Statements

December 31, 2006 and 2007

•

On April 24, 2008, we entered into a Termination and Settlement Agreement with FCBD related to the Advisory Agreement, pursuant to which we agreed to pay FCBD $159,000 and issue to FCBD an aggregate of 311,111 shares of our stock in full settlement of all of our monetary obligation to FCBD under the Advisory Agreement. We agreed to register the shares of stock issued to FCBD in the first registration statement filed by us under the Securities Act.

•

On April 21, 2008, the Company entered into a Waiver and Release Agreement with Clay Storer to release one another including obligations, duties or liabilities arising from Storer’s employment by the Company. The sole consideration for Storer’s agreement was the issuance of 49,632 shares of the Company’s Common Stock for a value of $16,875. The number of shares was calculated by dividing the $16,875 by the closing price of the Company’s Common Stock in the Pink Sheets Market on the date of the agreement, April 21, 2008. Was this accrued in 2007 as he was terminated in 2007?

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Acting Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Closing of Bridge Financing. On February 22, 2008, we consummated Bridge Loan Agreements with (the “Bridge Loan Agreement”), with a group of investors in an amount of $1,650,000 (the “Bridge Loan”). Investors were issued convertible promissory notes in the amount of $1,650,000 bearing interest at the rate of 12.99% per annum and convertible into 3,666,667 shares of our Common Stock at $.45 per share (the “Bridge Note”). In addition to the usual representations and warranties, the Bridge Loan Agreement granted us the right to prepay the Loan Amount on 45 days prior written notice at any time after the closing bid price for our Common Stock for 20 consecutive trading days is $1.35 or greater and the minimum average daily trading volume of during such 20 day trading period shall have been 50,000 shares. The Investors were also issued five year warrants (the “Bridge Warrants”) to purchase an aggregate of 1,833,333 restricted shares of our Common Stock at $.45 per share (the “Bridge Warrant Shares”). We agreed to register the Bridge Warrant Shares in the first registration statement we file under the Securities Act of 1933, as amended.

Balance Sheet Clean Up. We have initiated a clean up of our balance sheet through negotiations with our existing loan and note holders with the objective of extending the due dates and/or converting the same to shares of our common stock on the same terms and conditions as those offered to the holders of the Bridge Notes. However, no assurance can be given that we will be able to negotiate such terms with our note holders. As of the date of December 31, 2007 this Annual report, we have extended the due date to March 31, 2009 of an aggregate of $925,000.00 in past due bridge loans executed during 2007; and a $330,000 line of credit due to an affiliated lender (see Item 12, Certain Relationships and related Transaction, and Director Independence).

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with our company held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:

Name	Duration and Date of Expiration of Present Term	Position and Office with Our Company	Age and Director Since

Clinton J. Wilson	One year Next Annual Meeting as a Director; Five years as an Officer	President, Chief Operating Officer and Director	53, June 25, 2004

Ron Pitcock	One year Next Annual Meeting as a Director; Three years as an Officer	Chief Executive Officer and Chairman	60, February 22, 2008

Robert T. Flood	Five years as an Officer	Chief Information and Technology Officer	57, July 15, 2004

Clay Storer	Terminated on November 30, 2007	Vice President of Sales	42, March 1, 2007

John R. Evans	Resigned on July 27, 2007	Director	51, May 1, 2003

Robert Wasson	Resigned on August 30, 2007	Director	35, December 21, 2005

Robert J. McGraw Jr.	Interim term until next Annual Meeting of Stockholders	Independent Director	53, May 9, 2008

Paul S. Maxwell	Interim term until next Annual Meeting of Stockholders	Independent Director	64, May 9, 2008

Stanley F. McGinness	Interim term until next Annual Meeting of Stockholders	Independent Director	60, May 9, 2008

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as one of our directors or as a nominee.

Employment Agreements

During the period covered by this Report, we did not enter into any employment agreements with any of our executive officers or directors. However, and subsequent to December 31, 2007, we entered into: (i) a three year employment with Ron Pitcock, our Chief Executive Officer and Chairman; (ii) a three year employment agreement with Clinton J. Wilson, our President, Chief Operating Officer and Secretary; (iii) a three year employment agreement with Robert T. Flood our Chief Information and Technology Officer; and (iv) a one year independent contractor agreement with Donald Prosser P.C. to supply the services of Donald W. Prosser as our Chief Financial Officer. See Item 12, Certain Relationships and Related Transactions.

Business Experience

The following is a brief account of the experience of each of our directors and executive officers:

Ron Pitcock joined our Company as a consultant and advisor in April 2007 and became our Chairman and Chief Executive Officer on February 22, 2008. Mr. Pitcock is a successful technology entrepreneur, who brings us 35 years of cable and communications experience principally as a chief executive officer or as head of the business. From 1997 through 2000, he founded and took public High Speed Access Corporation, a publicly owned Delaware corporation (NASDAQ: HSAC). High Speed Access Corporation was a leading provider of high-speed internet access via cable modem to residential and commercial end users in exurban areas with an eventual market cap of $2.5 billion. Mr. Pitcock was employed in increasingly responsible positions including Vice Chairman and former Chief Executive Officer, President and Chief Operating Officer. Prior to 1997, and since 1990, he was employed by Antec Corp., a publicly owned Delaware corporation (NASDAQ: ANTC) a wholly owned subsidiary of Anixter International and a developer, manufacturer and distributor of optical and radio frequency transmission equipment for broadband communications systems and developer of emerging opportunities in the cable television and telecommunications industry. Mr. Pitcock was employed in increasingly responsible positions including Executive Vice President of Antec’s TeleWire Division with $230 million in sales where he was responsible for business forecasting, expense control, sales and marketing programs, new product development and corporate re-engineering. Prior thereto since 1980, he was employed by Anixter Brothers, then a privately owned Illinois corporation that was subsequently acquired by Sam Zell of Intel Corporation and became Anixter International (NYSE: AXE), the world’s leading supplier of communications products with 7,500 employees and $4.9 billion in 2006 revenue. Mr. Pitcock was employed in increasingly responsible positions including Regional Vice President where he was responsible for growing the Midwest Region sales from $5 million to $100 million. From 1974 through 1980, Mr. Pitcock was engaged in the cable television industry including serving as Vice President and General Manager of Comsec Corporation, a privately owned cable television company in Corpus Christi, Texas that developed a six town franchise that was sold to Telecommunications, Inc.; and Regional Engineer and Chief Technician for Contental Cablevision, a privately owned cable television system in Dover, New Hampshire. He received a Bachelor of Business Administration degree from Corpus Christi State University (now part of Texas A&M University) in Corpus Christi, TX in 1978 and a Master of Science degree in Telecommunications from the University of Denver in 1992. Mr. Pitcock entered the army in 1967 as an enlisted man and exited in 1974 as a Major. During his enlistment he served in the United States, Ethiopia, and Vietnam.

Clinton J. Wilson, President, Chief Operating Officer and Director. Mr. Wilson was a co-founder of our Company in May 2003 and served as our Executive Vice President of Corporate Development until June 2004 when he was elected to our Board of Directors and until April 2005 when he was elected President. He was elected Chief Executive Officer in May 2006 to fill the vacancy created by the resignation of John R. Evans from that position. Mr. Wilson has more than 31 years of senior sales and marketing management experience. In 2001, Mr. Wilson was president of InDigiNet, Inc., a Denver based data networking solutions provider. Prior to this engagement, he was the senior vice president and general manager of AuraServ Communications, a venture-backed VoIP service platform for business clients. Between 1997 and 2000, Mr. Wilson was a vice president for Convergent Communications, Inc. From 1992 to 1997, Mr. Wilson was the vice president of sales for ICG Communications, Inc. His industry experience also includes positions with both MCI and AT&T. He earned his Bachelor of Science degree in Finance and Marketing from the University of Colorado at Boulder.

Robert T. Flood, Chief Information and Technology Officer. Mr. Flood has been our Chief Information and Technology Officer since August 2004, and was a director from 2004 to 2005. Mr. Flood has more than 30 years of technical leadership experience within the telecommunications industry. In 2001, he founded and became Chief Executive Officer and Chief Technology Officer of Virginia-based Pingtone Communications, Inc. (“Pingtone”), a telephone service company which supplied IP telephony services to desktop and permitting customers. From 1999 to 2001, Mr. Flood was Chief Information Officer and Chief Technology Officer for Cable & Wireless Global, an international communications carrier with operations in more than 70 countries. From 1993 to 1999, Mr. Flood served as Senior Vice-President of Engineering and Chief Technology Officer for ICG Communications, Inc. Beginning in 1974, Mr. Flood worked at Centel (“Centel”), a local telephone service provider that was acquired by Sprint in 1992. In 1988, Mr. Flood became the General Engineering Manager for Centel’s Nevada and Texas territories .Mr. Flood received a Bachelor of Arts degree in Economics from the University of Nebraska and a Master’s degree in Economics from the University of Nevada-Las Vegas. He has participated in the Kellogg Executive Development Program at the J.L. Kellogg Graduate School of Management at Northwestern University in Chicago. Mr. Flood has authored two books on IP telephony.

Clay Storer, Vice President of Sales and Marketing, age 42, joined us in the spring of 2006 and was terminated on November 30, 2007. Mr. Storer had more than 20 years of front-line experience building and developing top-performing sales teams. Before joining us, he was the founder and Chief Executive Officer of Broadband Solutions, Inc., a Denver based and venture capital funded competitive local exchange carrier (CLEC) specializing in the small and medium sized business market. From 1992 until it was acquired by Frontier Communications Corp. (Global Crossing), Mr. Storer was employed by Allnet Communication, Inc., then a New York City based business communications services provider in increasingly responsible positions including District Sales Manager and National and Key Accounts Manager. Mr. Storer received a Bachelor of Science degree in Computer Science from Hofstra University in Garden City, New York in 1986.

John R. Evans, Director, age 51, was a co-founder of our company in May 2003 and served as our Chief Executive Officer, President and Chairman of the Board until April 2005 when he resigned as President. He continued to serve as our Chief Executive Officer until May 2006 when he resigned in favor of Mr. Wilson, and continued as Chairman until his resignation in May 2007. Mr. Evans resigned as a director on July 27, 2007.

Robert Wasson, Director, age 35, was previously a Director of Simmetech, Inc., which merged with us in 2005. He was Chairman of the Board and President of Simmetech, Inc. from February 22, 2000 to December 2, 2005. Mr. Wasson has been a consultant-director to a mix of micro-cap companies, and was the founder and President of WassNco, Inc. He earned a Bachelor’s of Science Degree in Finance and Accounting from Arizona State University. Mr. Wasson resigned as a director of our Company on August 30, 2007.

Stanley F. McGinnis, Director, age 60, is the Chief Executive Officer and principal stockholder of Secure Signals International, Inc., a Delaware corporation and successor to McGinnis Group International, LLC, a Colorado limited liability company, d/b/a Secure Signals International that he founded in 1987 (“SSI”). SSI is a leading cable risk management company that developed an industry-unique theft of services program resulting in the collection of over $300 million in stolen signal revenue, the recovery of over 500,000 illegal devices and over 13,000 theft-of-service interrogations for its “Big 3” and other cable system clients. Mr. McGinnis, who has been active in the cable and satellite television industry for over 19 years, is a Certified Fraud Specialist, a Certified Fraud Examiner and a court certified expert witness for piracy. In addition to spearheading several national and regional piracy device investigations that resulted in multi-million dollar recoveries, he has recovered over $300 million for the cable industry during his career. Prior to his involvement with the SSI, he served as the President and Chief Operating Officer for four successful retail companies with locations nationwide. Mr. McGinnis is also a qualified expert witness in the areas of labor relations, employee defalcations, worker’s compensation fraud, wrongful terminations, sexual harassment, and bonding insurance claims. He attended the College of Marin in Kentfield, California for two years of criminal law courses and three years of law school at LaSalle University in Chicago.

Robert J. McGraw, Jr., Director, age 53, has been a director of VCG Holding Corp., a publicly owned Colorado engaged in the ownership and operation of nightclubs that provide quality live adult entertainment and food and beverage services since November 2002. Mr. McGraw is president of McGraw and McGraw CPA PC of Westminster, Colorado, a firm which specializes in accounting and bookkeeping for restaurants, lounges and small businesses. Mr. McGraw has a B.A. in accounting from the Western State College of Colorado (1977). Mr. McGraw is a certified public accountant currently licensed in the state of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants.

Paul S. Maxwell, Director, age 64, is the owner and CEO of Media Business Corp., which publishes, skyreport.com, The BRIDGE Suite of news and analysis products and ancillary periodicals as well as provides research and database services. Mr. Maxwell is a founding Board Member of The Walter Kaitz Foundation; honorary board member of Cable Positive; founding member of C-TAM; Cable TV Pioneer (1990) and Member of the Pioneer Board; and a Board member of the Cable Center. Mr. Maxwell studied theology at Southern Methodist University and Perkins Theological Seminary; and studied journalism at the University of Colorado Graduate School of Journalism.

Each of our Directors has indicated to us that he is not presently a director in any other company with a class of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees.

We do not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to our business.

(c) Family Relationships.

No family relationship exists between any of our director or executive officers.

(d) Involvement in Certain Legal Proceedings.

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(e) Committees of the Board of Directors.

On May 9, 2008, a special meeting of the Board of Directors was held at which the following committees were formed and Chairs of those committees were duly elected:

Audit Committee. Upon resolution made and seconded, Robert J. McGraw was elected Chairman of the Audit Committee. Mr. McGraw is also a member of the Compensation Committee and the Nominating Committee.

Compensation Committee. Upon resolution made and seconded, Stanley F. McGinnis was elected Chairman of the Compensation Committee. Mr. McGinnis is also a member of the Audit Committee and the Nominating Committee.

Nominating Committee. Upon resolution made and seconded, Paul S. Maxwell was elected Chairman of the Nominating Committee. Mr. Maxwell is also a member of the Audit Committee and the Compensation Committee.

(

(f) Code of Ethics.

We have not yet adopted a corporate code of ethics applicable to our principal executive and principal financial officer.

(g) Directors Independence.

Presently, our Board of Directors is comprised of five directors, three of whom are independent.

Our directors are elected for a one-year term to hold office until the next annual meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board. Currently there are two vacancies on our board of directors. The current authorized number of directors is seven. As of December 31, 2007, our Directors were not compensated for their services.

ITEM 10.	EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended December 31, 2007 and 2006. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)(1)	Bonus (3)(4)	Stock Awards (a)	Option Awards	Nonequity incentive plan compensation	Non- qualified deferred compensation earnings	All Other Compensation (b)(2)	Total
John R. Evans, Di Director	2007	—	$—	$—	—	—	—	$88,000	$88,800
	2006	$13,125	$—	$13,800	—	—	—	—	$26,925
Clinton J. Wilson, President, Chief Operating Officer and Director	2007	132,750	$(3)	$—	—	—	—	—	$132,750
	2006	108,000	$—	$79,350	—	—		—	$187,350
Robert T. Flood, Chief Information and Technology Officer	2007	82,500	$(4)	$—				—	$82,500
	2006	$60,000	$—	$27,600	—	—	—	—	$87,600
Clay Storer, Vice President	2007	$64,375	$—	$35,000					$99,375
	2006	$35,000	$—	$12,075					$47,075

(1)	Comprised of remuneration paid by us during the fiscal year ended December 31, 2007 and presented on an unaudited basis.

(2)	Comprised of an aggregate of $15,000 in accrued expenses and 586,667 pre-split (195,556 post-split) shares of our common stock issued in settlement of our $88,000 obligation to Mr. Evans for accrued remuneration contained in our July 27, 2007 Termination, Waiver and Release Agreement with Mr. Evans.

(3)	Comprised of an aggregate of a $37,500 settlement of our deferred salary obligation for the 12 months ended December 31, 2007 and a $37,500 settlement of our deferred salary obligation for the 24 months ended December 31, 2006 contained in our March 2008 employment agreement with Mr. Wilson.

(4)	Comprised of an aggregate of a $37,500 settlement of our deferred salary obligation for the 12 months ended December 31, 2007 and a $37,500 settlement of our deferred salary obligation for the 24 months ended December 31, 2006 contained in our March 2008 employment agreement with Mr. Flood.

(a) Option/SAR Grant Table. During the fiscal year ended December 31, 2007, we made no grants of stock options or freestanding SAR’s.

(b) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2007 no options or SAR’s were exercised.

(c) Long-Term Incentive Plan (“LTIP”) Awards Table. During the fiscal year ended December 31, 2007, we made no made no LTIP awards.

(d) Compensation of Directors. (1) and (2). During the fiscal year ended December 31, 2007, none of our directors received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(e) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). Except as set forth below, none of our executive officers, directors or employees is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with us; and no such agreement was entered into during the fiscal year ended December 31, 2007.

On October 1, 2005, Clinton J. Wilson and John R. Evans entered into five year written employment agreements with our company as Chief Executive Officer and Chairman and President and Chief Operating Officer, respectively. Each agreement provides for: (i) a two-year severance requirement upon termination by our Board of Directors; (ii) a one-year non-compete clause upon resignation or termination; and (iii) a base salary, beginning in 2006, of $120,000 for Mr. Evans and $144,000 for Mr. Wilson, with annual increases. On May 1, 2006, Mr. Evans resigned as Chief Executive Officer and Chairman and his base salary was reduced to $60,000. On the same date, Mr. Wilson assumed the duties of Chief Executive Officer and his base salary was increased to $180,000. On July 27, 2007, we entered into a Termination, Waiver and Release Agreement with Mr. Evans where in consideration of his waiver of all rights under his employment agreement and his resignation as a member of our Board of Directors, we agreed to pay Mr. Evans $15,000 in accrued expenses. We also agreed to convert his $88,000 in accrued remuneration into 586,667 pre-split (195,556 post-split) shares of our common stock which Mr. Evans agreed to voluntarily lock up until July 27, 2008. We also agreed upon mutual general releases. On April 10, 2008, subsequent to the period required to be reported in this Annual Report, and as described in detail in Item 12, we entered into a new three year employment agreement with Clinton J. Wilson as our President and Chief Operating Officer, which agreement superseded and replaced his October 1, 2005 agreement.

We do not currently maintain any equity compensation plans for the benefit of our employees, officers or directors.

(h) Report on Repricing of Options/SAR’s. During the fiscal year ended December 31, 2007, no stock options or freestanding SAR’s were repriced.

Our Board of Directors, in its discretion, may award stock and stock options to key executives for achieving financing or expenditure guidelines, meeting our business plan objectives, as part of their compensation for employment or for retention purposes.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners

The following information is furnished as of December 31, 2007, as to the number of shares of our Common Stock, $.001 par value per share, our only class of publicly owned security (the “Common Stock”) owned beneficially, or known by us to be beneficially owned, by each individual owning more than 5% of our Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
First Capital Business Development, LLC 16293 East Dorado Place Centennial, Colorado 80015	2,998,334	(3)	23.2%
Clinton J. Wilson 2135 South Cherry Street, Suite 200 Denver, Colorado 80222	779,937	(4)	6.0%

(1)	Beneficial Ownership has been determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)

Based upon 12,942,345 shares of our Common Stock issued and outstanding on December 31, 2007 but does not include: (i) 277,777 shares of our Common Stock owned of record by Ron Pitcock, our Chief Executive Officer, who joined our Company in February 2008; or (ii) 4,167 shares of our Common Stock owned of record by Donald W. Prosser; or (iii) 368,079 issued and outstanding shares of Series A Preferred Stock, no par value per share, eligible to be converted into 368,079 shares of our Common Stock; or (iv) 435,000 issued and outstanding shares of Series B Preferred Stock, no par value per share, eligible to be converted into 435,000 shares of our Common Stock; or (v) 2,602,596 issued and outstanding common stock purchase warrants exercisable at between $1.50 and $3.00 and expiring between June 2008 and 2017; or (vi) 288,333 shares of our Common Stock reserved for issuance pursuant to issued and outstanding Incentive Stock Options under our 2007 Equity Incentive Plan; or (vii) 1,638,333 shares of our Common Stock reserved for issuance pursuant to issued and outstanding non-incentive stock options.

(3)

Does not include: (i) a warrant to purchase an aggregate of 1,388,333 shares of our Common Stock at $.45 per share granted under a March 9, 2007 Business Advisory Agreement as subsequently amended and disclosed under Item 12 below; (ii) 317,777 shares of our Common Stock issued March 12, 2008 and 311,111 shares of our Common Stock issued April 25, 2008, as disclosed under Item 12 below; or (iii) a warrant to purchase an aggregate of 360,806 shares of our Common Stock at $.45 per share issued in February 2008 as disclosed under Item 12 below;

(4)

Does not include a non-incentive option to purchase an aggregate of 565,000 shares of our Common Stock at $.24 per share granted to Mr. Wilson on August 20, 2007 pursuant to a written stock option agreement of even date therewith.

(b) Security Ownership of Management. Except with respect to Ron Pitcock but are being included herein for full disclosure purposes but whose equity ownership is not being included in the number of shares of our Common Stock issued and outstanding on December 31, 2007, the following information is furnished as of December 31, 2007 as to the number of shares of our Common Stock owned beneficially by each of our executive officers and directors and by all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Office or Position	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (2)
Clinton J. Wilson (3) 2135 South Cherry Street, Suite 200 Denver, Colorado 80222	President, Chief Operating Officer and Director	779,937	6.0%
John R. Evans (4) 7724 South Birch Court Centennial, Colorado 80112	Director	482,424	3.7%
Ron Pitcock (5) 2135 South Cherry Street, Suite 200 Denver, Colorado 80222	Chief Executive Officer and Chairman	277,777	Not included
Robert T. Flood (7) 2135 South Cherry Street, Suite 200 Denver, Colorado 80222	Chief Technology and Information Officer	250,334	1.93%
Clay Storer 5250 Cherry Creek South Drive, Denver, Colorado 80246	Vice President of Sales	134,168	1.0%
Robert Wasson (8) 8206 Quinn Road Minneapolis, MN 55437	Director	115,668	0 .90%
All Executive Officers and (9) Directors as a Group of (Five Persons)	Executive Officers and Directors	1,566,975	12.1%

(1)	Beneficial Ownership has been determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)

Based upon 12,942,345 shares of our Common Stock issued and outstanding on December 31, 2007 but does not include: (i) 277,777 shares of our Common Stock owned of record by Ron Pitcock, our Chief Executive Officer, who joined our Company in February 2008; or (ii) 4,167 shares of our Common Stock owned of record by Donald W. Prosser, our Contract Financial Expert, who will join our Company in July 2008; or (iii) 368,079 issued and outstanding shares of Series A Preferred Stock, no par value per share, eligible to be converted into 368,079 shares of our Common Stock; or (iv) 435,000 issued and outstanding shares of Series B Preferred Stock, no par value per share, eligible to be converted into 435,000 shares of our Common Stock; or (v) 2,602,596 issued and outstanding common stock purchase warrants exercisable at between $1.50 and $3.00 and expiring between June 2008 and 2017; or (vi) 288,333 shares of our Common Stock reserved for issuance pursuant to issued and outstanding Incentive Stock Options under our 2007 Equity Incentive Plan; or (vii) 1,638,333 shares of our Common Stock reserved for issuance pursuant to issued and outstanding non-incentive stock options.

(3)

Does not include a non-incentive option to purchase an aggregate of 565,000 shares of our Common Stock at $.24 per share granted to Mr. Wilson on August 20, 2007 pursuant to a stock option agreement of even date therewith.

(4)	Includes an aggregate of 49,642 shares of our Common Stock owned of record in trust for the five minor children of John R. Evans.

(5)

Does not include: (i) a non-incentive option to purchase an aggregate of 1,073,333 shares of our Common Stock at $.24 per share granted to Mr. Pitcock on April 27, 2007 pursuant to the terms of an Independent Contractor Agreement with our Company; or (ii) an Incentive Stock Option to purchase an aggregate of 250,000 shares of our Common Stock at $.45 per share granted to Mr. Pitcock on February 22, 2008 pursuant to his written Employment Agreement with our Company of even date therewith; or (iii) a five year warrant to purchase 200,000 shares of our Common Stock at $50 per share granted to Mr. Pitcock under a written Loan Extension Agreement dated February 24, 2008 (the “Extension Agreement”); or (iv) five year warrant to purchase an additional 123,219 shares of our Common Stock at $45 per share granted to Mr. Pitcock under the Extension Agreement; or (v) the right to convert the $110,897 loan underlying the Extension Agreement into an aggregate of 246,438 shares of our Common Stock at $45 per share. All three of these agreements are disclosed in greater detail in Item 12 below.

(6)

Does not include: (i) a non-incentive option to purchase an aggregate of 85,000 shares of our Common Stock at $.24 per share granted to Donald Prosser P.C., a Colorado professional corporation controlled by or under common control of Donald W. Prosser (the “PC”) pursuant to a verbal independent contractor agreement of October 20, 2007 (the “Verbal Agreement”) which was incorporated into a written Independent Contractor Agreement dated March 31, 2008 between us and the PC wherein the PC agreed to supply the services of Donald W. Prosser to us as our consulting Chief Financial officer (the “Consulting Agreement”); (ii) 26,666 shares of our Common Stock to be issued to the PC upon the PC’s conversion of $12,000 in accrued consulting services at $.45 per shares incurred under the Verbal Agreement; or (iii) a non-incentive option to purchase an aggregate of 250,000 shares of our Common Stock at $.45 per share granted to the PC under the Consulting Agreement. Both of these agreements are disclosed in greater detail in Item 12 below.

(7)

Does not include an Incentive Stock Option to purchase an aggregate of 188,334 shares of our Common Stock at $.45 per share granted to Mr. Flood on March 25, 2008 pursuant to his Employment Agreement with our Company of even date therewith. This agreement is disclosed in greater detail in Item 12 below.

(8)

Does not include an aggregate of 139,934 shares of our Common Stock owned of record by George Wasson or 2,751 shares owned of record by William Wasson, individuals who we believe to be the father and brother, respectively of Robert Wasson, but who are listed in our stock records as having the same address as Robert Wasson.

(9)	Reference is made to footnotes (3) through (8) above.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons.

Transactions with First Capital Business Development, LLC.

Business Advisory Agreement. On March 9, 2007, at a time when we were insolvent with a negative shareholder equity balance, we entered into an exclusive written Business Advisory Agreement (the “Advisory Agreement”) with First Capital Business Development, LLC, an otherwise non-affiliated Colorado limited liability company controlled by or under common control of Gary J. Graham (“FCBD”). Pursuant to the Advisory Agreement, FCBD has been performing restructuring and recapitalization advisory activities and business development services, including restructuring pending acquisitions and/or recapitalization plans, and the establishment of one or more short-term and permanent capital facilities designed to fund our outstanding liabilities and the development of our acquisition business model. In consideration for FCBD’s services, we issued FCBD an aggregate of 8,335,000 pre-split (2,778,333 post-split) shares of our Common Stock, at par value or an aggregate of $833.50 and representing a 24.8% equity interest as of the date of the Advisory Agreement. In addition, we agreed to pay to FCBD: (i) a fee of $5,000 per month for the two year term of the Advisory Agreement; (ii) a restructuring advisory fee of $150,000; and (iii) with respect to each of the first three acquisitions we consummate, a $10,000 modeling fee and a $40,000 success fee. Finally, we agreed to issue FCBD a ten year warrant to purchase an aggregate of 4,165,000 pre-split (1,388,333 post-split) shares of our Common Stock at an exercise price of $0.75 per share or such greater price as shall be paid by investors in any permanent financing. The Advisory Agreement afforded us the opportunity to repurchase the 8,335,000 pre-split (2,778,333 post-split) shares of our Common Stock for $833.50 as well as the warrant in the event the financing contemplated by the Advisory Agreement is not consummated.

Line of Credit Agreement. On July 2, 2007, while still insolvent with a negative shareholder equity balance, we entered into a written $330,000 Line of Credit Agreement with FCBD wherein FCBD made a $330,000 line of credit available to us for working capital financing to sustain operations and develop our business model. The line of credit was secured by all of our un-pledged and unencumbered tangible and intangible assets. In consideration for a drawdown in the amount of $325,000 on the line of credit, we executed a 9% promissory note due in one lump sum on October 2, 2007 and issued an aggregate of 600,000 pre-split (200,000 post-split) restricted (i.e., unregistered) shares of our Common Stock to FCBD.

First Amendment to Business Advisory Agreement. On September 5, 2007, we entered into a written amendment to the Advisory Agreement with FCBD wherein FCBD agreed to the accrual of its $5,000 per month contract fee until the closing of our then proposed $4,000,000 acquisition financing. FCBD also agreed to the accrual of our restructuring advisory fee payments of $30,000 payable on or before May 1, 2007 and the balance on or before July 15, 2007 until the closing of our then proposed $4,000,000 acquisition financing.

Second Amendment to Business Advisory Agreement. On February 22, 2008, we entered into a second amendment to the Advisory Agreement with FCBD. Pursuant to the second amendment, we agreed to the following:

1. Monthly Contract Fee. Payment of $5,000 of the accrued and unpaid advisory fees in the amount of $60,000 with the balance to be paid from the proceeds of any financing consummated in excess of $3,000,000 (the “First Financing Closing”). Thereafter, we agreed to pay timely the monthly contract fee;

2. Advisory Fee. To pay the full $150,000 advisory fee plus accrued interest at the First Financing Closing and the grant of the right and option. On five days prior written notice, to convert all or any portion of the advisory fees to shares of our Common Stock, at a conversion price of $.45 per share and the right to include such shares in the first registration statement filed by us under the Securities Act;

3. Full Vesting of Common Stock. The 2,778,333 post-split shares of our Common Stock previously issued to FCBD under the Advisory Agreement became fully vested, and our right to repurchase the same was relinquished;

4. Full Vesting and Modification of Warrant. The ten year Warrant to purchase 1,388,333 post-split shares of our Common Stock previously issued to FCBD under the Advisory Agreement became fully vested and our right to repurchase the same was relinquished. In addition, the exercise price of the warrant was increased to $.45 per share to conform to our then recently conducted private financings and amended to provide a cashless exercise;

5. Future Compensation. A success fee equal to eight percent (8%) (the “Success fee”) of any joint venture, licensing or sub-licensing agreement, resell agreement, product sales and/or marketing, distribution agreement, merger, acquisition, business combination, sale of our assets or our common stock or any divestiture of any of our assets or business introduced to us by FCBD or with respect to which FCBD’s active involvement has been requested by us. The Success Fee shall be payable at the closing of the transaction in cash or shares of our Common Stock, at the election of FCBD unless we only receive securities of the buyer, in which case the Success Fee shall be similarly paid;

6. Bonus Shares. As a bonus for FCBD’s performance of services in excess of those required of it in the Advisory Agreement, and simultaneously with the execution of the second agreement, we agreed to issue 317,777 restricted (i.e. unregistered) shares of our Common Stock (the “Bonus Shares”) to FCBD and further agreed to include the same in the first registration statement filed by us under the Securities Act;

7. Payment of Expenses. Payment of all accrued and unpaid expenses due to FCBD in the amount of $187,525. Following the execution of the second amendment, we agreed to pay FCBD’s expenses monthly on a current basis;

8. Cash Bonus. As an additional bonus for FCBD’s performance of services in excess of those required of it in the Advisory Agreement and specifically related to the closing of the February 2008 $1,650,000 bridge loan financing, we agreed to pay a special cash bonus of $28,525 to FCBD.

Line of Credit Extension Agreement. On February 24, 2008, we entered into a Line of Credit Extension Agreement with FCBD. Pursuant to the agreement, FCBD agreed to extend the due date of the $324,725 it advanced to us under our July 2, 2007 line of credit agreement from October 2, 2007 to March 31, 2009. FCBD also granted us the right to prepay the note provided: (i) the last sale price for our Common Stock in the Pink Sheet market or the OTC Bulletin Board market for 20 consecutive trading days shall be $1.35 or greater; and (ii) a minimum average daily trading volume of 50,000 shares shall be maintained during such 20 day trading period. In consideration for the extension, we: recalculated the overdue interest, increasing it from 11.45% per annum to 12.99% per annum through March 1, 2008, bringing the total balance to $324,725 and payable monthly on a current basis; issued a new promissory note with interest at the rate of 12.99% upon FCBD’s surrender of the original note; granted FCBD the right to convert all or any portion of the $324,725 credit line balance into an aggregate of 721,611 shares of our Common Stock at $.45 per share; and issued FCBD a five year warrant to purchase an aggregate of 360,806 shares of our Common Stock at $.45 per shares on a cashless basis and computed on the basis of one share of our Common Stock for each $.90 of the Credit Line Balance advanced to us by FCBD. We also agreed to register the shares issuable upon FCBD’s exercise of the warrant in the first registration statement filed by us under the Securities Act; and

9. Termination and Settlement Agreement. On April 24, 2008, we entered into a Termination and Settlement Agreement with FCBD related to the Advisory Agreement, pursuant to which we agreed to pay FCBD $159,000 and issue to FCBD an aggregate of 311,111 shares of our stock in full settlement of all of our monetary obligation to FCBD under the Advisory Agreement. We agreed to register the shares of stock issued to FCBD in the first registration statement filed by us under the Securities Act.

Transaction with John R. Evans. On July 27, 2007, we entered into a Termination, Waiver and Release Agreement with Mr. Evans, then a director of our Company. Pursuant to the agreement, and in consideration of Mr. Evans’ waiver of all rights under his employment agreement and his resignation as a member of our Board of Directors, we agreed to pay Mr. Evans $15,000 in accrued expenses. We also agreed to convert his $88,000 in accrued remuneration into 586,667 pre-split (195,556 post-split) shares of our common stock which Mr. Evans agreed to voluntarily lock up until July 27, 2008. The agreement also provided for mutual general releases.

Transactions with Ron Pitcock.

Consulting Agreement. On April 1, 2007, Mr. Pitcock began serving as an independent consultant to our Company at an agreed upon $10,000 per month accrued consulting fee without the benefit of a written agreement. On August 20, 2007, and we executed an Independent Contractor Agreement and Option Agreement with Mr. Pitcock as an independent consultant. Pursuant to which, we: (i) agreed to accrue a $10,000 per month consulting fee retroactive to April 1, 2007; (ii) granted Mr. Pitcock a five year option to purchase an aggregate of 1,073,333 post-reverse split shares of our Common Stock, $.001 par value per share, at $.24 per share (the “Consulting Option Shares”); (iii) agreed to reimburse Mr. Pitcock for his expenses; and (iv) agreed to increase the monthly accrued consulting fee to $12,500 per month after January 1, 2008. An aggregate of 357,778 Consulting Option Shares vested upon the execution of the August 20, 2007 consulting agreement, and the remaining 715,555 Consulting Option Shares shall vest at the rate of 59,629 shares per quarter commencing on September 1, 2007.

Employment Agreement. On February 22, 2008, and as previously reported in our Current Report on Form 8-K dated February 22, 2008, we entered into a three year employment agreement with Mr. Pitcock as our the Chief Executive Officer. Pursuant to the agreement, and in addition to a base salary of $150,000 and customary health and hospitalization, vacation, confidentiality, and non-competition provisions, the agreement: (i) settled our $125,000 accrued monthly consulting obligation for an aggregate of 277,777 shares of our Common Stock valued at $.45 per share; (ii) granted Mr. Pitcock an Incentive Stock Option under our 2007 Stock Option Plan to purchase an aggregate of 250,000 shares of our Common Stock at $.45 per share all of which vested upon the execution of the employment agreement; and (iii) granted Mr. Pitcock the right to have all of his option shares registered under the Securities Act in the first Registration Statement filed by us under the Securities Act following the date of the agreement.

Loan Extension Agreement. On February 24, 2008, we entered into a Loan Extension Agreement with Mr. Pitcock. Pursuant to the agreement, Mr. Pitcock agreed to extend the due date of the $100,000 he advanced to us under his May 4, 2007 written loan agreement and which was due and payable on August 4, 2007 to March 31, 2009. Mr. Pitcock also granted us the exclusive and non-transferable right and option, on 30 days advance written notice, to demand that he surrender his promissory note for prepayment of the outstanding principal and accrued interest due thereunder. Our right to exercise our option was made explicitly conditioned upon the following two conditions: (i) the last sale price for our Common Stock in the Pink Sheet market or the OTC Bulletin Board market for 20 consecutive trading days shall be $1.35 or greater; and (ii) a minimum average daily trading volume of 50,000 shares during such 20 day trading period. In consideration for the extension, we:

1. Recalculated the overdue interest from 11.45% per annum to 12.99% per annum through March 1, 2008, bringing the total due to $110,897 and pay the same monthly;

2. Issue a new promissory note with interest at the rate of 12.99% upon Mr. Pitcock’s surrender of the original note;

3. Granted Mr. Pitcock the right to convert all or any portion of the $110,897 loan balance into an aggregate of 246,438 shares of our Common Stock at $.45 per share; and

4. Issued to Mr. Pitcock a five year warrant to purchase an aggregate of 123,219 shares of our Common Stock at $.45 per shares and computed on the basis of one share of our Common Stock, for each $.90 of the loan balance advanced to us by Mr. Pitcock. We also agreed to register the shares issuable upon Mr. Pitcock’s exercise of the warrant in the first Registration Statement filed by us under the Securities Act.

Transaction with Donald W. Prosser and Donald Prosser, P.C. We entered into a one year non-exclusive independent contractor agreement (the “Contractor Agreement”) with Donald Prosser, P.C., a Colorado professional corporation controlled by and under common control of Donald W. Prosser (the “Consultant”) to act as our consulting Chief Financial Officer. In addition to the customary representations and warranties and indemnification and confidentiality provisions, the Contractor Agreement consolidated our October 20, 2007 verbal agreement and understanding with Mr. Prosser by settling our $12,000 consulting debt with 26,666 shares of our Common Stock; and granting the Consultant a five year non-incentive stock option to purchase 85,000 restricted (i.e., unregistered) shares of our Common Stock at $.24 per share, the price we verbally agreed upon with Mr. Prosser in October 2007. This option, which vests at the rate of 21,250 shares per calendar quarter commencing as of October 20, 2007, was conditioned on our successfully closing the $1,500,000 minimum of our then ongoing private offering of Convertible Subordinated Debentures pursuant to a November 26, 2007 Private Placement Memorandum (the “Debenture Offering”).

In addition, and in the Contractor Agreement, we agreed to pay the Consultant the following compensation: (i) a monthly fee of $8,000 per month payable in cash on the first day of the first month following the execution of the Contractor Agreement; (ii) 75,000 shares of the our Common Stock valued at $.45 per share subject to the closing of the Debenture Offering; and (iii) a five year non-incentive stock option to purchase 250,000, restricted (i.e., unregistered) shares of our Common Stock at $.45 per share subject to the closing of the Debenture Offering.

Transaction with Clinton J. Wilson. On April 10, 2008, we entered into a three year employment agreement with Clinton J. Wilson as our President and Chief Operating Officer, which supersedes in its entirety the October 1, 2005 employment agreement. Pursuant to the agreement, and in addition to a base salary of $150,000 and customary health and hospitalization, vacation, confidentiality, and non-competition provisions, the agreement contains the following three compensation provisions:

1. The settlement of our deferred salary obligation for the 12 months ended December 31, 2007 for $37,500 payable one third upon the execution of the agreement, one third on June 1, 2008 and the balance on September 1, 2008;

2. The settlement of our deferred salary obligation for the 24 months ended December 31, 2006 by providing 36 weeks of paid vacation, which Mr. Wilson shall be entitled to request, on ten days prior written notice, at the rate of one week per month or a maximum of 12 weeks per year (the “Paid Vacations”). The Paid Vacations are subject to the sole discretion of our Chief Executive Officer. In the event any request for a week of Paid Vacations is declined by our Chief Executive Officer, we shall be obligated to pay the requested one week of Paid Vacation at the end of the month in which the week was requested. All unpaid but accrued Paid Vacations shall be paid in cash at the end of the five year term of the agreement. In the event the agreement is terminated other than by us for cause, all unpaid but accrued Paid Vacations shall be paid in cash as of the date of termination; and

3. The agreement acknowledged that in light of the non-qualified, non-transferable, five year option to purchase and aggregate of 565,000 post-reverse split shares of our Common Stock at an exercise price of $.24 per share that we granted August 20, 2007 pursuant to an option agreement of even date therewith, no incentive stock option was granted to Mr. Wilson. The August 20, 2007 option vests at the rate of 28,250 shares per calendar quarter commencing on September 1, 2007 until fully vested.

Transaction with Robert Flood. On March 25, 2008, we entered into a three year employment agreement with Robert Flood as our Chief Information and Technology Officer. Pursuant to the agreement, and in addition to a base salary of $120,000 and customary health and hospitalization, vacation, confidentiality, and non-competition provisions, the agreement contained the following three compensation provisions:

1. The settlement of our deferred salary obligation for the 12 months ended December 31, 2007 for $37,500 payable one third upon the execution of the agreement, one third on June 1, 2008 and the balance on September 1, 2008;

2. The settlement of our deferred salary obligation for the 24 months ended December 31, 2006 by providing 52 weeks of paid vacation, which Mr. Flood shall be entitled to request, on ten days prior written notice, at the rate of one week per month or a maximum of 12 weeks per year (the “Paid Vacations”). The Paid Vacations are subject to the sole discretion of our Chief Executive Officer. In the event any request for a week of Paid Vacations is declined by our Chief Executive Officer, we shall be obligated to pay the requested one week of Paid Vacation at the end of the month in which the week was requested. All unpaid but accrued Paid Vacations shall be paid in cash at the end of the five year term of the agreement. In the event the agreement is terminated other than by us for cause, all unpaid but accrued Paid Vacations shall be paid in cash as of the date of termination; and

3. The issuance of a five year incentive stock option to purchase an aggregate of 188,334 shares of our Common Stock at $.45 per share. The options vest at the rate of 15,695 shares per calendar quarter starting on June 1, 2008.

Except as disclosed above, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

(b) Parents

By virtue of its 23.2% equity interest in our Company as of the date of this current filing 10-KSB Registration Statement, FCBD may be deemed to be a parent of our Company.

(c) Promoters and Controlled Persons

John R. Evans and Clinton J. Wilson, each present or former executive officers and directors of our company were involved in the startup of our operations. The compensation these individuals have received from us during the three years ended December 31, 2007 including shares of our Common Stock is discussed above in ITEM 10, Executive Compensation and in this ITEM 12.

ITEM 13.	EXHIBITS

Exhibit No.	Description

2.1	Certificate of Merger and Agreement and Plan of Merger between Simmetech, Inc. and IPtimize, Inc. as filed with the Minnesota Secretary of State on November 7, 2005 [1]

2.2	Articles of Correction as filed with the Minnesota Secretary of State on August 7, 2007, including Amended Agreement and Plan of Merger between the Company and IPtimize, Inc. dated September 20, 2005 [1]

2.3	Agreement and Plan of Merger between the Company and IPtimize, Inc., a Delaware corporation dated September 5, 2007 [1]

3.1	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 6, 2007 [1]

3.2	Bylaws of the Company [1]

4.1	Form of Certificate for Common Stock [1]

4.2	Form of Convertible Promissory Note [1]

4.3	Form of 2006 Senior Secured Promissory Note (included in Exhibit 10.3) [1]

10.1	Form of Subscription Agreement for Common Stock of the Company [1]

10.2	Form of Subscription Agreement Units of the Company [1]

10.3	Form of Bridge Note and Stock Purchase Agreement [1]

10.4	Form of Common Stock Purchase Warrant [1]

10.5	Employment Agreement between the Company and Clint J. Wilson dated October 1, 2005 [1]

10.6	Business Advisory Agreement between the Company and First Capital Business Development, LLC dated March 9, 2007 [1]

10.7	Settlement Agreement between the Company and Toshiba America Information Systems, Inc. dated June 23, 2007 [1]

10.8	Line of Credit Agreement between the Company and First Capital Business Development, LLC dated July 2, 2007 [1]

10.9	Settlement Agreement between the Company and Dare 2 Share Ministries, Inc. dated July 12, 2007 [1]

10.10	Termination, Waiver and Release Agreement between the Company and John R. Evans dated July 27, 2007 [1]

10.11	2007 Equity Incentive Plan [1]

10.12	Form of Stock Option Agreement [1]

10.13	Form of Pre-Bridge Loan Agreement [1]

10.14	Alternate Form of Common Stock Warrant [1]

10.15	Agreement and Plan of Merger between the Company, WTI, L.L.C. and a subsidiary of the Company dated August 31, 2007 [1]

10.16	Bridge Loan Agreement dated February 22, 2008 [3]

10.17	Independent Contractor Agreement with Ron Pitcock dated August 20, 2007 [3]

10.18	Option Agreement with Robert T. Flood dated August 20, 2007 [3]

10.19	First Amendment to Business Advisory Agreement with First Capital Business Development, LLC dated September 5, 2007 [3]

10.20	Employment Agreement with Ron Pitcock dated February 22, 2008 [3]

10.21	Second Amendment to Business Advisory Agreement with First Capital Business Development, LLC dated February 22, 2008 [3]

10.22	Loan Extension Agreement with Ron Pitcock dated February 24, 2008 [3]

10.23	Line of Credit Extension Agreement with First Capital Business Development, LLC dated February 24, 2008 [3]

10.24	Employment Agreement with Clinton J. Wilson dated April 10, 2008 [3]

10.25	Employment Agreement with Robert Flood dated March 25, 2008 [3]

10.26	Independent Contractor Agreement with Donald Prosser dated March 26, 2008 [3]

10.27	Part II, Item 4 “Recent Sales of Equity Securities” Registration Statement on Form 10-SB [1]

10.28	WTI, LLC Termination Letter dated November 15, 2007 [3]

10.29	Master Service Agreement with Allen’s TV Cable Service, Inc., effective March 26, 2008 [2]

23.1	Consent Of Registered Public Accounting Firm [3]

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [3]

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [3]

[1]	Incorporated by reference from Registration Statement on Form10-SB filed on September 26, 2007.

[2]	Incorporated by reference from Current Report filed on Form 8-K on March 31, 2008.

[3]	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Stark Winter Schenkein & Co., LLC. (“SWS”) has served as our registered independent accountants to audit our annual financial statements for the three fiscal years ended December 31, 2007. Through the date of filing this report, we have paid SWS an aggregate of $68,679 in fees for its professional services rendered in connection with the 2005 and 2006 engagements, and expect to incur approximately $9,000 in additional fees through the completion of its professional services for the year ended December 31, 2007.

Audit-Related Fees

SWS billed us and we paid $20,000 for its services in connection with reviewing our Registration Statement on Form 10-SB and our Registration Statement on Form 10-SB.

Tax Fees

There were $12,500 in fees billed to us during the three fiscal year ended December 31, 2007, for professional services of SWS for tax compliance and related tax services regarding prior year tax returns.

All Other Fees

There were no fees billed to us during the three fiscal year ended December 31, 2007, for services rendered by WSW other than the services described in the previous three paragraphs.

Audit Committee Pre-Approval Procedures.

The engagement of Stark Winter Schenkein & Co., LLC. to render audit and/or non-audit services required the prior approval of our Board of Directors since we did not yet have an audit committee in place for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2008

IPtimize, Inc.

By:	/s/ Clinton J. Wilson
Clinton J. Wilson, President, Chief Operating Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Clinton J. Wilson, Director

Dated: June 27, 2008

By:	/s/ Ron Pitcock, Director

Dated: June 27, 2008