Form 10-Q
period 2008-03-31
Iptimize, Inc.
filed 2008-07-17
CIK 1374835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from              to             .

Commission file number: 000-52830

IPTIMIZE, INC.

(Name of small business issuer in its charter)

Delaware	84-1471798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 South Cherry Street, Suite 200, Denver, CO 80222

(Address of principal executive offices, including zip code)

(303) 268-3600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 10, 2008, there were 14,756,536 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

IPtimize, Inc.

Balance Sheets

Unaudited

	December 31, 2007	March 31, 2008
Assets
Current Assets
Cash in bank	$26,224	$710,098
Accounts receivable, net of allowance for doubtful accounts	66,630	54,233
Prepaid expenses	112,470	94,491

Total current assets	205,324	858,822

Fixed Assets
Furniture, fixtures, equipment and software	265,892	265,892
Less: Accumulated depreciation	(163,509)	(173,362)

Total fixed assets, net of depreciation	102,383	92,530

Other Assets
Prepaid marketing costs	1,063,337	892,500
Prepaid services	1,041,250	961,180
Deposits	16,289	16,289

Total other assets	2,120,876	1,869,969

Total Assets	$2,428,583	$2,821,321

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,854,897	$1,083,714
Notes payable	446,885	398,255
Bridge notes payable – current	925,000	2,390,000
Leases payable – current	22,951	17,977
Deferred revenue	12,591	12,657
Due to related parties	760,847	839,515

Total current liabilities	4,023,171	4,742,118

Long Term Liabilities
Leases payable	2,445	—
Bridge notes payable	325,000	356,590
Preferred dividend payable	105,000	120,000

Total long term liabilities	432,445	476,590

Total liabilities	4 ,455,616	5,218,708

Redeemable Preferred Stock
Preferred stock, $.001 par value, 30,000,000 shares authorized Series A - 1,104,236 (2007 & 2008) shares issued and outstanding	883,389	883,389
Series B - 435,000 (2007 & 2008) shares issued and outstanding	435,000	435,000

Total Redeemable Preferred Stock	1,318,389	1,318,389

Stockholders’ (Deficit)
Common stock, $.001 par value, 70,000,000 shares authorized, 12,942,247 (2007) and 14,101,649 (2008) shares issued and outstanding	12,942	14,102
Additional paid in capital	9,412,795	9,975,252
Accumulated (deficit)	(12,771,159)	(13,705,130)

Total stockholders’ (deficit)	(3,345,422)	(3,715,776)

Total Liabilities and Stockholders’ (Deficit)	$2,428,583	$2,821,321

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2007	2008
Revenue	$185,000	$284,094
Cost of Sales	116,465	223,067

	68,535	61,027

General & Administrative Expenses
Salaries and wages	250,059	229,978
Consulting	5,599	445,611
Other General and administrative
Rent	12,015	26,298
Legal and Professional	—	30,345
Marketing	12,785	143,437
Other	110,095	133,202
Depreciation and amortization	16,864	9,854

Total expenses	407,417	1,018,725

Net Operating (Loss)	(338,882)	(957,698)

Other (Expense)
Gain on settlement of liabilities	—	210,440
Interest expense	(19,837)	(158,663)

Total other (expense)	(19,837)	51,777

Net (Loss)	(358,719)	(905,921)
Preferred stock dividend	(27,450)	(28,050)

Net (Loss) attributable to common shareholders	$(386,169)	$(933,971)

Weighted Average Shares Outstanding - Basic and Diluted	7,898,060	13,091,576

Net (Loss) per Common Share - Basic and Diluted	$(0.05)	$(0.07)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statement of Stockholders’ (Deficit)

For the Three Months Ended March 31, 2008

Unaudited

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2007	12,942,247	$12,942	$9,412,795	$(12,771,159)	$(3,345,422)
Stock issued for settlement of debt	25,000	25	11,725	—	11,750
Stock issued for services	595,554	596	308,290	—	308,886
Stock issued for interest	25,000	25	11,725	—	11,750
Stock issued for conversion of notes	513,848	514	230,717	—	231,231
Preferred stock dividend	—	—	—	(28,050)	(28,050)
Net (loss)	—	—	—	(905,921)	(905,921)

Balance at March 31, 2008	14,101,649	$14,102	$9,975,252	$(13,705,130)	$(3,715,776)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2007	2008
Cash Flow from Operating Activities
Net (loss)	$(358,719)	$(905,921)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of compensation for marketing and services	—	266,899
Depreciation and amortization	16,864	9,853
Changes in:
Accounts receivable	22,519	12,397
Prepaid	20,509
Accounts payable and accrued expenses	74,759	(695,669)
Deferred revenue	—	66
Leases payable	43,970	(7,419)
Accrued interest	—	(72,371)

Net cash (used in) operating activities	(180,098)	(1,392,165)

Cash Flow from Investing Activities
Purchase of fixed assets	(29,492)	—

Net cash (used in) investing activities	(29,492)	—

Cash Flow from Financing Activities
Proceeds from bridge loans	—	1,650,000
Bank overdraft	4,118	—
Proceeds from notes payable	180,000	431,620
Cash received for issuance of preferred stock	20,000	—
Preferred stock dividend	(27,450)	(28,050)
Issuance of common stock	32,922	—
Proceeds on line of credit	—	22,469

Net cash provided by investing activities	209,590	2,076,039

Net increase (decrease) in cash	—	683,874
Cash - beginning of period	—	26,224

Cash - end of period	$—	$710,098

Supplemental Disclosure
Interest paid	$22,203	$66,378
Income taxes paid	$—	$—

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

Reclassifications

Certain amounts in the Three Months Ended March 31, 2007 or as of March 31, 2007 have been reclassified to conform to current year’s presentation.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At March 31, 2007 the allowance for doubtful accounts was $33,686 with bad debt expense for the three months ended of $18,558, and at March 31, 2008 the allowance for doubtful accounts was $14,486 with bad debt expense for the three months ended of $33,465.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, line of credit and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2008 and 2007, management believes that there is no impairment on long-lived assets.

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

Note 2. Fixed Assets

As of December 31, 2007 and March 31, 2008, the Company owns or has capitalized the following assets under financing leases:

	2007	2008
Furniture and fixtures	$31,475	$31,475
Equipment and software	234,417	234,417

	265,892	265,892
Less accumulated depreciation	(163,509)	(173,362)

	$102,383	$92,530

Depreciation expense charged to operations was $16,864 and $9,854 for three months ended March 31, 2007 and 2008, respectively.

Note 3. Notes Payable

At December 31, 2007 and March 31, 2008 notes payable consist of the following:

	2007	2008
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	$7,473	$7,473
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	3,274	3,274
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	23,958	23,958
Note payable with another vendor as settlement of an outstanding account payable. Payments of $74,087 and $21,100 were made in 2007 and 2008 respectively. The note does not bear interest and is due on demand	36,925	15,825
Notes assumed in connection with an acquisition. No payments were made 2007 and was paid-in full in May 2008	73,000	23,000
$330,000 Line of Credit Agreement dated July 2, 2007 for working capital financing. The Line of Credit is secured by all of the Company’s un-pledged and unencumbered tangible and intangible assets. In consideration for the Line of Credit, the Company executed a 11.45% Promissory Note and issued an aggregate of 600,000 restricted shares of Common Stock	302,225	324,725

Total	$446,885	$398,255

Note 4. Bridge Notes Payable

During 2005, all but one note holder converted their debt from previous years to equity; at March 31, 2008, the remaining note is for $50,000, with interest accruing at 10%.

During 2006, the Company entered into $875,000 of Convertible Bridge Notes with fourteen individual lenders. Principle and interest is due twelve months from the date of each agreement. As of March 31, 2008, no payments have been made to the lenders and all Notes are currently in default. The Company is negotiating with each individual lender to covert their Bridge Note to Common Stock. As of March 31, 2008, three lenders have agreed to convert a total of $185,000 of Bridge Notes and accrued interest to 1,409,875 shares of Common Stock. In addition, six lenders have agreed to extend the term of the Note and negotiations are on-going with the remaining five lenders.

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

Note 5. Warrants and options

	Analysis of Stock Options
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	—	—	1,926,666
Granted	2,235,833	$.24-.28	250,000	$.45
Exercised	—	—	—	—
Canceled	(309,167)	—	—	—
Expired	—	—	—	—

Outstanding and exercisable, end of year	1,926,666	$.24-.28	2,176,666	$.24-.45
Weighted average fair value of Options granted during year	$466,400		$578,900

Weighted average fair value of Options exercised during year	$—		$—

Stock options outstanding and exercisable at March 31, 2008, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$0.24	1,826,666	4	$0.24
$0.28	100,000	4	$0.28
$0.45	250,000	5	$0.45

	2,176,666		$0.27

	Analysis of Stock Warrants
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	1,140,405	$.80-1.00	2,602,596	$.75-1.00
Granted	1,571,666	$.50-.75	1,833,333.45
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(109,375)	.80	—	.80

Outstanding and exercisable, end of year	2,602,596	$.75-1.00	4,435,929	$.45-1.00
Weighted average fair value of Warrants granted during year	$2,498,492		$3,323,492

Weighted average fair value of Warrants exercised during year	$—		$—

Stock warrants outstanding and exercisable at March 31, 2008, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$1.00	166,667	1	$1.00
$0.80	21,875	1	$0.80
$1.00	12,667	1	$1.00
$0.75	549,167	1	$0.75
$0.75	100,000	1	$0.75
$0.50	83,333	2	$0.50
$0.75	97,221	1	$0.75
$0.24	1,323,568	8	$0.24
$0.45	248,098	4	$0.45
$0.45	250,000	5	$0.45

	2,852,596		$0.46

Note 6. Commitments

The Company has entered into two capital leases relating to computers and network equipment. The leases have terms up to 48 months, expiring in 2008 and monthly payments with interest rates ranging from 14.2 –14.6%. The future minimum lease payments for the year ending December 31, 2008 are $ 12,657

During 2006, the Company entered into a building lease, expiring in 2008. The lease has a term of two years with one, two-year renewal option. Future minimum lease payments for the year ending December 31, 2008 are $45,830.

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

Note 7. Bridge Loan Payable 2008

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

Note 8. Common Stock

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

Note 9. Subsequent Events

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

On April 21, 2008, the Company entered into a Waiver and Release Agreement with Clay Storer to release one another including obligations, duties or liabilities arising from Storer’s employment by the Company. The sole consideration for Storer’s agreement was the issuance of 49,632 shares of the Company’s Common Stock for a value of $16,875. The number of shares was calculated by dividing the $16,875 by the closing price of the Company’s Common Stock in the Pink Sheets Market on the date of the agreement, April 21, 2008. Was this accrued in 2007 as he was terminated in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three months period ended March 31, 2008 and 2007 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on June 27, 2008.

Forward-looking information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

The following discussion contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

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

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the SEC. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in our Annual report on Form 10-KSB for the year ended December 31, 2007.

Results of Operations - First Quarter ended March 31, 2007 Compared to March 31, 2008

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,		Percentage change
	2007	2008
Revenues	185,000	284,094	53.6%
Cost of sales	116,465	223,067	91.5%

	68,535	61,027	(12.3)%

Operating Expenses
Salaries and wages	250,059	229,978	(8.0)%
Consulting	5,599	445,611	* %
Other general and administrative
Rent	12,015	26,298	118.9%
Legal and professional	—	30,345	* %
Marketing	12,785	143,439	1,021.9%
Other	110,095	133,202	21.0%
Depreciation & amortization	16,864	9,854	(41.6)%

Total expenses	407,417	1,018,725	150.0%

Net operating (loss)	(338,882)	(957,698)	182.6%

Other income (expenses)
Interest expense	(19,837)	(158,663)	699.8%
Gain on settlement of liabilities	—	210,440	* %

Total Other Income (Expenses)	(19,837)	51,777	(361.0)%

Net (Loss)	(358,719)	(905,921)	152.5%

*	- not meaningful

Revenues

Our total revenue for the three months ended March 31, 2008 was $284,094 compared to $185,000 for the three months ended March 31, 2007. Our revenue increased $99,094, or 53.6% due primarily to a focus on growth of our managed IP services, primarily VoicePilot and VoiceConnect.

Our recurring managed IP service revenue increased approximately $69,000 or 300% in 2008 versus 2007. Recurring service revenue represented 96% of the total revenue for the three month period 2008 versus 6% in the same period 2007. IP endpoints under management represents the number of IP addresses which we bill monthly recurring service fees on. As the number of IP endpoints increases, we see a corresponding increase in our monthly recurring revenues. IP endpoints under management increased from approximately 500 to 1,800 from March 31, 2007 to March 31, 2008.

Cost of Goods Sold

Our cost of sales for the three months ended March 31, 2008 was $223,067 compared to $116,465 for the three months ended March 31, 2007. Costs increased $106,602, or 91.5%, due primarily to a decrease in one time equipment sales and costs of providing consulting services with our cost for managed IP services increased from approximately $57,000 to $222,000, as a result of the increased sales of hosted VoIP Services.

Our gross profit margin for the three month ended March 31, 2008 was 22%, down from 41% for the same period of 2007. This reflects the change in our focus from one-time equipment sales to a recurring revenue business model based on managed services. Despite the decreased margin, we believe that the revenue from our current model is more sustainable and will benefit us in the long term. In addition the purchasing of the above described will allow us to provide more of the services internally and not have to purchase the use of these services from an outside vendor for a higher cost.

General and Administrative.

Our General and Administrative expenses for the three months ended March 31, 2008 were $1,018,725 compared to $407,417 for the three months ended March 31, 2007 representing an increase of $611,308 or 150 percent. Listed below is analysis of the major items included in general and administrative expenses.

Salaries, Wages& Consulting

Salaries, wages and consulting combined, increased $419,931 to $675,589 for the three months ended March 31, 2008, from $255,658 for the year ended March 31, 2007. The increase in salaries, wages, and consulting is a result of a increase in the workforce, from 9 on March 31, 2007 to 18 on March 31, 2008, in addition Part of the consulting was a need for the services rendered by the consultants in the IT and financial areas and the amortization of a prepaid three year consulting agreement with a financial consultant.

Other General and Administrative Expenses

Rent increased to $26,298 for the three months ended March 31, 2008 from $12,015 for the three months ended March 31, 2007, a 118.9% increase. This increase is due to the expiration of an office lease and the move to new offices. Legal and accounting was $30,345 for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2007. The increase in legal and accounting was the result of the increased costs of being public. The marketing expense for the three months ended March 31, 2008 was $143,439 as compared to $12,785 for the three months ended March 31, 2007. The increase was $130,654 and was due to the change in focus of the business customer attempt to increase this business as explained above and the amortization of a two year prepaid marketing program. The other general and administrative expenses increased to $133,202 for the three months ended March 31, 2008 from $110,095 for the three months ended March 31, 2007, an increase of $23,107 or 21%.

Depreciation and Amortization

The depreciation and amortization decreased by $7,010 or 41.6% for the three months ended March 31, 2008 as compared to the same period in 2007. This decrease is directly related to a number of assets being fully depreciation prior to 2008.

Interest Expense

Interest expense increased by $138,826 or 699.8% during the three months ended March 31, 2008 as compared to the same period in 2007. The increase is due to the fund raised in the development of the business.

Net Loss

As a result of the factors discussed above, net loss increased to $905,921 for the three months ended March 31, 2008 as compared with $358,719 for the same period in 2007.

Net Loss Applicable to Common Shareholders and Loss Per Share

For the three months ended March 31, 2008, we paid or accrued dividends of $28,050, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $933,971 for the three months ended March 31, 2008. For the three months ended March 31, 2007, we paid or accrued dividends of $27,450, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $386,169 for the three months ended March 31, 2007.

Liquidity and Capital Resources

We completed two debt offerings. 1) We borrowed $1,650,000 from eleven individual investors. The terms of the offering were 12.99% interest, due in one year, convertible into Common Stock at $0.45 per share. The debt includes 50% warrant coverage at $0.45 per share, put option after six months at $0.45 per share or a call option if the Common stock trades at $1.35 per share for twenty connective trading days. 2) We offered a debenture with interest rate of 10% convertible at $0.45 per share. The offering was for $5,000,000 with a minimum of $1,500,000. We closed the offering on April 5, 2008 with $1,838,780 from 75 individual investors.

We have a federal withholding tax obligation of approximately $400,000 due to the Internal Revenue Service. We paid all of the federal tax obligation in March 2008 and are in the process of negotiating the penalties and interest that have been assessed.

We currently assessing our capital needs for the future and have enough capital to operate the balance of 2008 and are in the process negotiating additional short-term capital until we are positioned for long-term funding. We believe that the process of this funding will begin late 2008.

Working Capital

At March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $710,098 and $26,224 and total current assets of $858,822 and $205,324, respectively. Our current liabilities exceeded our current assets by $3,883,296 at March 31, 2008 as compared to $3,817,847 at December 31, 2007.

Capital Resources

We had stockholders’ deficit of $3,715,776 as of March 31, 2008 and $3,345,422 at December 31, 2007. The change is the result of the loss during the fiscal quarter, preferred stock dividend, conversions of notes into Common Stock, and payment of and settlement of debt and expenses with Common Stock.

The net cash used by operating activities was $1,391,894 for the three months ended March 31, 2008 and $180,098 for the three months ended March 31, 2007. The increase in the cash flow used by operations was due to the increase in our net loss for the period, to decrease accounts payables and accrued expenses.

The net cash used by investing activities for the three months ended March 31, 2008 was $0. The net cash used by investing activities for the three months ended March 31, 2007 was $29,492, resulting from the purchase of $29,494 of fixed assets.

Cash provided by financing activities for the three months ended March 31, 2008 was $2,076,039. We used $28,050 to pay preferred stock dividends. We received $1,650,000 from the 2008 bridge notes, $431,620 in financing from short term notes, and $22,469 cash received from the final draw on the line of credit. The net cash inflow from financing activities for the three months ended March 31, 2007 were $209,590 resulted from $180,000 from the issuance of new debt, $4,118 bank overdraft, $20,000 for the issuance of preferred stock, and $32,922 for the issuance of common stock. We used cash from financing activities for the three months ended March 31, 2007 of $27,450 for the payment of preferred stock dividend.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclaimer About Market Risks

N/A

Item 4.	Controls and Procedures

As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in a consolidated lawsuit filed by two former employees in or about February 2008, each of whom claims dissenting shareholder status and seeks payment in an amount they claim represents the fair value of their respective shares of the Company’s stock. We will continue to vigorously defend against these claims. However, in the event we do not prevail in this action, we do not believe that any judgment would have a material adverse affect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPtimize, Inc. (Registrant)

Date: July 17, 2008	By:	/s/ Ron Pitcock
Ron Pitcock, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2008	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Chief Financial and Accounting Officer
(Principal Accounting Officer)