Form 10-Q
period 2008-06-30
Iptimize, Inc.
filed 2008-08-08
CIK 1374835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from ______ to ______.

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 6, 2008, there were 15,046,539 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

IPtimize, Inc.

Balance Sheets

	December 31, 2007	Unaudited June 30, 2008
Assets
Current Assets
Cash in bank	$26,224	$318,352
Accounts receivable, net of allowance for doubtful accounts	66,630	54,591
Prepaid expenses	112,470	122,416

Total current assets	205,324	495,359

Fixed Assets
Furniture, fixtures, equipment and software	265,892	313,924
Less: Accumulated depreciation	(163,509)	(183,803)

Total fixed assets, net of depreciation	102,383	130,121

Other Assets
Prepaid marketing costs	1,063,337	742,583
Prepaid services	1,041,250	827,040
Loan fees	—	22,617
Deferred offering costs	—	133,535
Deposits	16,289	321,500

Total other assets	2,120,876	2,047,275

Total Assets	$2,428,583	$2,672,755

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,594,550	$716,017
Accrued interest	260,346	407,776
Notes payable	446,885	357,473
Bridge notes payable – current	925,000	2,390,000
Leases payable – current	22,951	11,132
Deferred revenue	12,591	14,006
Due to related parties	760,847	—

Total current liabilities	4,023,171	3,896,404

Long Term Liabilities
Leases payable	2,445	—
Debenture notes payable	—	1,837,529
Bridge notes payable	325,000	356,590
Preferred dividend payable	105,000	135,000

Total long term liabilities	432,445	2,329,119

Total liabilities	4 ,455,616	6,225,523

Redeemable Preferred Stock
Preferred stock, $.001 par value, 30,000,000 shares authorized Series A - 1,104,236 (2007 & 2008) shares issued and outstanding	883,389	883,389
Series B - 435,000 (2007 & 2008) shares issued and outstanding	435,000	435,000

Total Redeemable Preferred Stock	1,318,389	1,318,389

Stockholders’ (Deficit)
Common stock, $.001 par value, 70,000,000 shares authorized, 12,942,247 (2007) and 14,462,392 (2008) shares issued and outstanding	12,942	14,662
Additional paid in capital	9,412,795	10,154,066
Accumulated (deficit)	(12,771,159)	(15,039,885)

Total stockholders’ (deficit)	(3,345,422)	(4,871,157)

Total Liabilities and Stockholders’ (Deficit)	$2,428,583	$2,672,755

See the accompanying notes to the financial statements.

Iptimize, Inc.

Statements of Operations

	Unaudited June 30, Three Months Ended		Unaudited June 30, Six Months Ended
	2007	2008	2007	2008
Revenues	$248,944	$286,119	$433,944	$570,213
Cost of Sales	201,635	219,470	318,100	442,537

	47,309	66,649	115,844	127,676

General & Administrative Expenses
Salaries and wages	374,764	378,829	624,823	608,807
Consulting	68,822	232,857	124,421	678,468
Other General & Administrative
Rent	12,014	26,298	24,028	52,596
Legal & Professional	101,911	26,047	101,911	56,392
Marketing	33,853	208,911	46,639	352,348
Other	49,368	342,368	109,463	475,570
Depreciation & amortization	6,063	10,439	22,927	20,293

Total general & administrative expenses	646,795	1,225,749	1,054,213	2,244,474

Net Operating (Loss)	(599,486)	(1,155,100)	(938,368)	(2,116,798)

Other income (expenses)
Interest expense	(72,710)	(178,807)	(92,547)	(337,470)
Interest income	—	5,294	—	5,294
Gain on settlement of debt	32,713	25,908	32,713	236,348

Total Other Income (expenses)	(39,997)	(147,605)	(59,834)	(95,828)

Net (loss)	(639,483)	(1,306,705)	(998,202)	(2,212,626)
Preferred stock dividends	(27,450)	(28,050)	(54,900)	(56,100)

Net (loss) applicable to common shareholders	$(666,933)	$(1,334,755)	$(1,053,102)	$(2,268,726)

(Loss) per share:	$(0.07)	$(0.09)	$(0.10)	$(0.16)
Weighted Average Shares Outstanding Basic and Diluted	10,178,870	14,338,597	10,178,870	13,917,213
Net (Loss) per Common Share Basic and Diluted	$(0.07)	$(0.09)	$(0.10)	$(0.16)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statement of Stockholders’ (Deficit)

For the Six Months Ended June 30, 2008

Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount
Balance at December 31, 2007	12,942,247	$12,942	$9,412,795	$(12,771,159)	$(3,345,422)
Stock issued for settlement of debt	385,743	585	190,539	—	191,124
Stock issued for services	595,554	596	308,290	—	308,886
Stock issued for interest	25,000	25	11,725	—	11,750
Stock issued for conversion of notes	513,848	514	230,717	—	231,231
Preferred stock dividend	—	—	—	(56,100)	(56,100)
Net (loss)	—	—	—	(2,212,626)	(2,212,626)

Balance at June 30, 2008	14,462,392	$14,662	$10,154,066	$(15,039,885)	$(4,871,157)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2007	2008
Cash Flow from Operating Activities
Net (loss)	$(1,053,102)	$(2,268,726)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of compensation for marketing and services	297,011	534,964
Depreciation and amortization	22,927	20,294
Changes in:
Accounts receivable	11,945	12,039
Prepaid	15,457	(9,946)
Accounts payable and accrued expenses	280,525	(642,185)
Accrued interest	33,101	147,430
Deferred revenue	—	1,415
Leases payable	(16,705)	(14,264)

Net cash (used in) operating activities	(408,841)	(2,218,979)

Cash Flow from Investing Activities
Deposit for purchase of equipment and software	—	(305,211)
Purchase of fixed assets	(29,492)	(48,032)

Net cash (used in) investing activities	(29,492)	(353,243)

Cash Flow from Financing Activities
Payment of loan fees	—	(9,200)
Proceeds from bridge loans	325,000	1,650,000
Bank overdraft	(717)	—
Proceeds from debenture notes payable	103,650	1,837,529
Payments on notes payable	(42,522)	(68,086)
Payment of related party debt	—	(551,383)
Cash received for issuance of preferred stock	20,000	—
Preferred stock dividend	—	(26,100)
Issuance of common stock	32,922	—
Proceeds on line of credit	—	31,590

Net cash provided by investing activities	438,333	2,864,350

Net increase (decrease) in cash	—	292,128
Cash - beginning of period	—	26,224

Cash - end of period	$—	$318,352

Supplemental Disclosure
Interest paid	$22,203	$130,420
Income taxes paid	$—	$—

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

Reclassifications

Certain amounts in the Three Months Ended June 30, 2007 and Six Months Ended June 30, 2007 or as of June 30, 2007 have been reclassified to conform to current year’s presentation.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At June 30, 2007 the allowance for doubtful accounts was $40,817 with bad debt expense for the six months ended of $7,697, and at June 30, 2008 the allowance for doubtful accounts was $7,013 with bad debt expense for the six months ended of $18,115.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, line of credit and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2008 and December 31, 2007, management believes that there is no impairment on long-lived assets.

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

Note 2. Fixed Assets

As of December 31, 2007 and June 30, 2008, the Company owns or has capitalized the following assets under financing leases:

	2007	2008
Furniture and fixtures	$31,475	$31,475
Equipment and software	234,417	282,449

	265,892	313,924
Less accumulated depreciation	(163,509)	(183,803)

	$102,383	$130,121

Depreciation expense charged to operations was $22,927 and $20,293 for six months ended June 30, 2007 and 2008, respectively.

Note 3. Notes Payable

At December 31, 2007 and June 30, 2008 notes payable consist of the following:

	2007	2008
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	$7,473	$—
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	3,274	—
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	23,958	23,958
Note payable with another vendor as settlement of an outstanding account payable. Payments of $74,087 and $21,100 were made in 2007 and 2008 respectively. The note does not bear interest and is due on demand	36,925	5,275
Notes assumed in connection with an acquisition. No payments were made 2007 and was paid-in full in May 2008	73,000	—
$330,000 Line of Credit Agreement dated July 2, 2007 for working capital financing. The Line of Credit is secured by all of the Company’s un-pledged and unencumbered tangible and intangible assets. In consideration for the Line of Credit, the Company executed a 11.45% Promissory Note and issued an aggregate of 600,000 restricted shares of Common Stock	302,225	328,240

Total	$446,885	$357,473

Note 4. Bridge Notes Payable

During 2005, all but one note holder converted their debt from previous years to equity; at June 30, 2008, the remaining note is for $50,000, with interest accruing at 10%.

During 2006, the Company entered into $875,000 of Convertible Bridge Notes with fourteen individual lenders. Principle and interest is due twelve months from the date of each agreement. As of June 30, 2008, no payments have been made to the lenders and all Notes are currently in default. The Company is negotiating with each individual lender to covert their Bridge Note to Common Stock. As of June 30, 2008, three lenders have agreed to convert a total of $185,000 of Bridge Notes and accrued interest to 1,409,875 shares of Common Stock. In addition, six lenders have agreed to extend the term of the Note and negotiations are on-going with the remaining five lenders.

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

Note 5. Warrants and options

	Analysis of Stock Options
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	—	—	1,926,666
Granted	2,235,833	$.24-.28	500,000	$.45
Exercised	—	—	—	—
Canceled	(309,167)	—	—	—
Expired	—	—	—	—

Outstanding and exercisable, end of period	1,926,666	$.24-.28	2,426,666	$.24-.45
Weighted average fair value of Options granted during year	$466,400		$935,200

Weighted average fair value of Options exercised during year	$—		$—

Stock options outstanding and exercisable at June 30, 2008, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$0.24	1,826,666	4	$0.24
$0.28	100,000	4	$0.28
$0.45	500,000	5	$0.45

	2,426,666		$0.28

	Analysis of Stock Warrants
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	1,140,405	$.80-1.00	2,602,596	$.75-1.00
Granted	1,571,666	$.50-.75	1,833,333.45
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(109,375)	.80	—	.80

Outstanding and exercisable, end of period	2,602,596	$.75-1.00	4,435,929	$.45-1.00
Weighted average fair value of Warrants granted during year	$2,498,492		$2,040,527

Weighted average fair value of Warrants exercised during year	$—		$—

Stock warrants outstanding and exercisable at June 30, 2008, are as follows:

Exercise Price Range	Number	Remining Contractual Life (In Years)	Weighted Average Exercise Price
$1.00	166,667	1	$1.00
$0.80	21,875	1	$0.80
$1.00	12,667	1	$1.00
$0.75	549,167	1	$0.75
$0.75	100,000	1	$0.75
$0.50	83,333	2	$0.50
$0.75	97,221	1	$0.75
$0.24	1,323,568	8	$0.24
$0.45	248,098	4	$0.45
$0.45	250,000	5	$0.45

	2,852,596		$0.46

Note 6. Commitments

The Company has entered into two capital leases relating to computers and network equipment. The leases have terms up to 48 months, expiring in 2008 and monthly payments with interest rates ranging from 14.2 –14.6%. The future minimum lease payments for the year ending December 31, 2008 are $12,657.

During 2006, the Company entered into a building lease, expiring in 2008. The lease has a term of two years with one, two-year renewal option. Future minimum lease payments for the year ending December 31, 2008 are $45,830.

On February 22, 2008, the Company entered into a three-year employment agreement with Mr. Ron Pitcock as our the Chief Executive Officer. Pursuant to the agreement, and in addition to a base salary of $150,000 and customary health and hospitalization, vacation, confidentiality, and non-competition provisions, the agreement: (i) settled our $125,000 accrued monthly consulting obligation for an aggregate of 277,777 shares of our Common Stock valued at $0.45 per share; (ii) granted Mr. Pitcock an Incentive Stock Option under our 2007 Stock Option Plan to purchase an aggregate of 250,000 shares of our Common Stock at $0.45 per share all of which vested upon the execution of the employment agreement; and (iii) granted Mr. Pitcock the right to have all of his option shares registered under the Securities Act in the first registration statement filed by us under the Securities Act following the date of the agreement.

On February 22, 2008, the Company entered into a second amendment to the Advisory Agreement with FCBD. Pursuant to the second amendment, we agreed to a bonus for FCBD’s performance of services in excess of those required of it in the Advisory Agreement, and simultaneously with the execution of the second agreement, we agreed to issue 317,777 restricted (i.e. unregistered) shares of our Common Stock (the “Bonus Shares”) to FCBD and further agreed to include the same in the first registration statement filed by us under the Securities Act.

Note 7. Bridge Loan Payable 2008

On February 22, 2008, the Company consummated Bridge Loan Agreements with a group of investors (the “Bridge Loan”). Investors were issued convertible promissory notes of $1,650,000 bearing interest at 12.99% per annum and convertible into 3,666,667 shares of our common stock at $0.45 per share (the “Bridge Note”). In addition to the usual representations and warranties, the Bridge Loan Agreement granted us the right to prepay the Loan Amount on 45 days prior written notice at any time after the closing bid price for our common stock for 20 consecutive trading days is $1.35 or greater and the minimum average daily trading volume during such 20 day trading period shall have been 50,000 shares. The investors were also issued five year warrants (the “Bridge Warrants”) to purchase an aggregate of 1,833,333 restricted shares of our common stock at $0.45 per share (the “Bridge Warrant Shares”). We agreed to register the Bridge Warrant Shares in the first registration statement we filed under the Securities Act of 1933, as amended.

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

On April 21, 2008, the Company entered into a Waiver and Release Agreement with Clay Storer to release one another including obligations, duties or liabilities arising from Storer’s employment by the Company. The sole consideration for Storer’s agreement was the issuance of 49,632 shares of the Company’s common stock for a value of $16,875. The number of shares was calculated by dividing the $16,875 by the closing price of the Company’s common stock in the Pink Sheets Market on the date of the agreement, April 21, 2008. This was accrued in 2007 and he was terminated in 2007.

Note 9. Debenture Notes Payable

On April 5, 2008 the Company closed on the $5,000,000 debenture offering above the minimum offering of $1,500,000 with $1,838,780 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into common stock at $0.45 per share

Note 10. Subsequent Events

On May 15, 2008, the Company entered into a Letter of Intent to purchase certain assets of American Fiber Systems, Inc. for $1,150,000 to be completed by August 15, 2008. The assets include computer hard and software that services customers receiving VoIP. In addition, the purchase includes the customer base and related assets.

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

In November 2005, we merged with IPtimize Colorado in a transaction in which we were the legal survivor. We issued 15,452,750, presplit (1for3), shares of common stock and 750,000 shares of Series A Preferred Stock to the former stockholders of IPtimize Colorado in connection with that transaction. Since the amount of stock issued by us in the merger exceeded the amount of stock outstanding before the transaction, the transaction has been treated as a reverse merger for accounting purposes, as if IPtimize Colorado acquired us and survived the transaction. IPtimize Colorado was recapitalized as a result of the merger and an additional 400,811, presplit (1for3), shares of common stock were issued in the transaction. As a result, the financial statements of IPtimize Colorado survive for purposes of our financial reporting.

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

Results of Operations – Second Quarter ended June 30, 2007 Compared to June 30, 2008

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,		Percentage change
	2007	2008
Revenues	433,944	570,213	31.4%
Cost of sales	318,100	442,537	39.1%

	115,844	127,676	9.3%

Operating Expenses
Salaries and wages	624,823	608,807	(2.6)%
Consulting	124,421	678,468	* %
Other general and administrative
Rent	24,029	52,596	118.9%
Legal and professional	101,911	56,392	* %
Marketing	46,639	352,348	655.5%
Other	109,463	475,570	334.5%
Depreciation & amortization	22,927	20,293	(11.5)%

Total expenses	1,054,213	2,244,474	112.9%

Net operating (loss)	(938,369)	(2,116,798)	125.6%

Other income (expenses)
Interest expense	(92,547)	(337,470)	264.6%
Interest income	—	5,294	*
Gain on settlement of liabilities	32,713	236,348	* %

Total Other Income (Expenses)	(59,834)	(95,828)	60.2%

Net (Loss)	(998,203)	(2,212,626)	121.7%

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended June 30, 2007 and 2008.

	Three months ended June 30,		Percentage change
	2007	2008
Revenues	248,944	286,119	14.9%
Cost of sales	201,635	219,470	8.8%

	47,309	66,649	29.0%

Operating Expenses
Salaries and wages	374,764	378,829	1.1%
Consulting	68,822	232,857	* %
Other general and administrative
Rent	12,014	26,298	118.9%
Legal and professional	101,911	26,047	* %
Marketing	33,853	208,911	517.1%
Other	49,368	342,368	593.5%
Depreciation & amortization	6,063	10,439	72.2%

Total expenses	646,795	1,225,749	89.5%

Net operating (loss)	(599,486)	(1,159,100)	93.3%

Other income (expenses)
Interest expense	(72,710)	(178,807)	145.9%
Interest income	—	5,294
Gain on settlement of liabilities	32,713	25,908	* %

Total Other Income (Expenses)	(39,997)	(147,605)	269.0%

Net (Loss)	(639,483)	(1,306,705)	104.3%

Revenues

Our total revenue for the six months ended June 30, 2008 was $570,213 compared to $433,944 for the six months ended June 30, 2007. Our total revenue for the three months ended June 30, 2008 was $286,119 compared to $248,944 for the three months ended June 30, 2007. Our revenue increased $136,269, or 31.4% due primarily to a focus on growth of our managed IP services, primarily VoicePilot, VoiceConnect and the beginning of the launch into cable industries.

Our recurring managed IP service revenue increased approximately $109,000 or 312% in 2008 versus 2007. Recurring service revenue represented 96% of the total revenue for the six month period 2008 versus 6% in the same period 2007. IP endpoints under management represents the number of IP addresses which we bill monthly recurring service fees on. As the number of IP endpoints increases, we see a corresponding increase in our monthly recurring revenues. IP endpoints under management increased from approximately 1,150 to 2,600 from June 30, 2007 to June 30, 2008.

Cost of Goods Sold

Our cost of sales for the six months ended June 30, 2008 was $442,537 compared to $318,100 for the six months ended June 30, 2007. Our cost of sales for the three months ended June 30, 2008 was $219,470 compared to $201,635 for the three months ended June 30, 2007. Costs increased $124,437, or 39.1%, due primarily to a decrease in one time equipment sales and costs of providing consulting services with our cost for managed IP services, as a result of the increased sales of hosted VoIP Services.

Our gross profit margin for the six month ended June 30, 2008 was 2.1%, down from 26.5% for the same period of 2007. This reflects the change in our focus from one-time equipment sales to a recurring revenue business model based on managed services. Despite the decreased margin, we believe that the revenue from our current model is more sustainable and will benefit us in the long term. In addition the purchasing of the above described will allow us to provide more of the services internally and not have to purchase the use of these services from an outside vendor for a higher cost.

General and Administrative Six months ended June 30, 2008 and June 30, 2007

Our General and Administrative expenses for the six months ended June 30, 2008 were $2,244,474 compared to $1,054,213 for the three months ended June 30, 2007 representing an increase of $1,190,261 or 112 percent. Listed below is analysis of the major items included in general and administrative expenses.

Salaries, Wages & Consulting

Salaries, wages and consulting combined, increased $538,031 to $1,287,275 for the six months ended June 30, 2008, from $749,244 for the year ended June 30, 2007. The increase in salaries, wages, and consulting is a result of a increase in the workforce, from 8 on June 30, 2007 to 23 on June 30, 2008, in addition part of the consulting was a need for the services rendered by the consultants in the IT and financial areas and the amortization of a prepaid three year consulting agreement with a financial consultant.

Other General and Administrative Expenses

Rent increased to $52,596 for the six months ended June 30, 2008 from $24,029 for the six months ended June 30, 2007, a 118.9% increase. This increase is due to the expiration of an office lease and the move to new offices. Legal and accounting was $56,392 for the six months ended June 30, 2008 as compared to $101,911 for the six months ended June 30, 2007. The decrease in legal and accounting was the result of becoming public in 2007. The marketing expense for the six months ended June 30, 2008 was $352,348 as compared to $46,639 for the six months ended June 30, 2007. The increase was $305,709 and was due to the change in focus of the business customer attempt to increase this business as explained above and the amortization of a two year prepaid marketing program. The other general and administrative expenses increased to $475,570 for the six months ended June 30, 2008 from $109,463 for the six months ended June 30, 2007, an increase of $366,107 or 334.5%.

Depreciation and Amortization

The depreciation and amortization decreased by $2,634 or 11.5% for the six months ended June 30, 2008 as compared to the same period in 2007. This decrease is directly related to a number of assets being fully depreciated prior to 2008.

Interest Expense

Interest expense increased by $244,923 or 264.6% during the six months ended June 30, 2008 as compared to the same period in 2007. The increase is due to the funds raised in the development of the business.

Net Loss

As a result of the factors discussed above, net loss increased to $2,212,626 for the six months ended June 30, 2008 as compared with $998,203 for the same period in 2007.

Net Loss Applicable to Common Shareholders and Loss Per Share

For the six months ended June 30, 2008, we paid or accrued dividends of $56,100, on the outstanding shares of our Series A & B preferred stock. Those dividends resulted in a net loss applicable to common shareholders to $2,268,726 for the six months ended June 30, 2008. For the six months ended June 30, 2007, we paid or accrued dividends of $54,900, on the outstanding shares of our Series A & B preferred stock. Those dividends resulted in a net loss applicable to common shareholders to $1,053,102 for the six months ended June 30, 2007.

General and Administrative Three months ended June 30, 2008 and June 30, 2007

Our General and Administrative expenses for the three months ended June 30, 2008 were $1,225,749 compared to $646,795 for the three months ended June 30, 2007 representing an increase of $578,954 or 89.5 percent. Listed below is analysis of the major items included in general and administrative expenses.

Salaries, Wages & Consulting

Salaries, wages and consulting combined, increased $168,100 to $611,686 for the three months ended June 30, 2008, from $443,586 for the three ended June 30, 2007.

Other General and Administrative Expenses

Rent increased to $26,298 for the three months ended June 30, 2008 from $12,015 for the three months ended June 30, 2007, a 118.9% increase. Legal and accounting was $26,047 for the three months ended June 30, 2008 as compared to $101,911 for the three months ended June 30, 2007. The decrease in legal and accounting was the result of costs of being incurred to become public In the second quarter 2007. The marketing expense for the three months ended June 30, 2008 was $208,911 as compared to $33,853 for the three months ended June 30, 2007. The increase was $175,058 and was due to the change in focus of the business customer attempt to increase this business as explained above and the amortization of a two year prepaid marketing program. The other general and administrative expenses increased to $342,368 for the three months ended June 30, 2008 from $49,368 for the three months ended June 30, 2007, an increase of $293,000 or 593.5% as a result of the ramp up of the new business plan.

Depreciation and Amortization

The depreciation and amortization increased by $4,376 or 72.2% for the three months ended June 30, 2008 as compared to the same period in 2007. This increase was effected by a number of assets being fully depreciated prior to 2008 and the purchase of new assets in the second quarter of 2008.

Interest Expense

Interest expense increased by $138,826 or 699.8% during the three months ended March 31, 2008 as compared to the same period in 2007. The increase is due to the funds raised in the development of the business.

Net Loss

As a result of the factors discussed above, net loss increased to $1,306,705 for the three months ended June 30, 2008 as compared with $639,483 for the same period in 2007.

Net Loss Applicable to Common Shareholders and Loss Per Share

For the three months ended June 30, 2008, we paid or accrued dividends of $28,050, on the outstanding shares of our Series A & B preferred stock. Those dividends resulted in a net loss applicable to common shareholders to $1,334,755 for the three months ended June 30, 2008. For the three months ended June 30, 2007, we paid or accrued dividends of $27,450, on the outstanding shares of our Series A & B preferred stock. Those dividends resulted in a net loss applicable to common shareholders to $666,933 for the three months ended June 30, 2007.

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

We are currently assessing our capital needs for the future and have enough capital to operate the balance of 2008 and have negotiated the funds to complete the acquisition slated to close August 15, 2008. We are in the process negotiating additional short-term capital until we are positioned for long-term funding. We believe that the process of this funding will begin late 2008.

Working Capital

At June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $318,352 and $26,224 and total current assets of $495,359 and $205,324, respectively. Our current liabilities exceeded our current assets by $3,401,045 at June 30, 2008 as compared to $3,817,847 at December 31, 2007.

Capital Resources

We had stockholders’ deficit of $4,871,157 as of June 30, 2008 and $3,345,422 at December 31, 2007. The change is the result of the loss during the first six months ended June 30, 2008, preferred stock dividend, conversions of notes into common stock, and payment of and settlement of debt and expenses with common stock.

The net cash used by operating activities was $2,218,979 for the six months ended June 30, 2008 and $408,841 for the six months ended June 30, 2007. The increase in the cash flow used by operations was due to the increase in our net loss for the period, to decrease accounts payables, accrued expenses, and increase of accrued interest expense.

The net cash used by investing activities for the six months ended June 30, 2008 was $353,243, resulting from the purchase of equipment and the payment of the deposit on switch equipment and software. The net cash used by investing activities for the six months ended June 30, 2007 was $29,492, resulting from the purchase of $29,494 of fixed assets.

Cash provided by financing activities for the six months ended June 30, 2008 was $2,864,350. We used $26,100 to pay preferred stock dividends, $9,200 for payment of loan fees, $68,068 reduction of notes, $551,383 payment of related party debt. We received $1,650,000 from the 2008 bridge notes, $1,837,529 in financing from debenture notes, and $31,590 cash received from the final draw on the line of credit. The net cash inflow from financing activities for the six months ended June 30, 2007 was $438,333 resulting from $428,650 from the issuance of new debt, $20,000 for the issuance of preferred stock, and $32,922 for the issuance of common stock. We used cash from financing activities for the six months ended June 30, 2007 of $42,522 for the payment of debt and $717 bank overdraft reduction.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

N/A

Item 4.	Controls and Procedures

As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in a consolidated lawsuit filed by two former employees on or about February 2008, each of whom claims dissenting shareholder status and seeks payment in an amount they claim represents the fair value of their respective shares of the Company’s stock. We will continue to vigorously defend against these claims. However, in the event we do not prevail in this action, we do not believe that any judgment would have a material adverse affect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W. Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W. Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPtimize, Inc. (Registrant)

Date: August 8, 2008	By:	/s/ Ron Pitcock
Ron Pitcock, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Chief Financial and Accounting Officer
(Principal Accounting Officer)