Form 10-Q
period 2008-09-30
Iptimize, Inc.
filed 2008-11-12
CIK 1374835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from                      to                     .

Commission file number: 0-52830

IPTIMIZE, INC.

(Name of small business issuer in its charter)

Delaware	84-1471798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720 Bellaire Street, Suite 200, Denver, CO 80222

(Address of principal executive offices, including zip code)

(303) 268-3600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 5, 2008, there were 18,204,358 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

IPtimize, Inc.

Consolidated Balance Sheets

	December 31, 2007	Unaudited September 30, 2008
Assets
Current Assets
Cash in bank	$26,224	$118,579
Accounts receivable, net of allowance for doubtful accounts	66,630	191,996
Prepaid expenses	112,470	203,987

Total current assets	205,324	514,562

Fixed Assets
Furniture, fixtures, equipment and software	265,892	1,568,231
Less: Accumulated depreciation	(163,509)	(244,199)

Total fixed assets, net of depreciation	102,383	1,324,032

Other Assets
Prepaid marketing and service costs	2,104,587	1,444,516
Covenant note to compete, net	—	47,222
Customer list, net	—	65,897
Loan fees, net	—	126,887
Deferred offering costs	—	133,535
Deposits	16,289	34,844

Total other assets	2,120,876	1,852,901

Total Assets	$2,428,583	$3,691,495

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,594,550	$658,881
Accrued interest	260,346	399,391
Notes payable – current portion	446,885	774,171
Bridge notes payable – current	925,000	2,387,340
Working capital convertible note	—	600,000
Leases payable – current	22,951	6,789
Deferred revenue	12,592	12,321
Due to related parties	760,847	—

Total current liabilities	4,023,171	4,838,893

Long Term Liabilities
Leases payable	2,445	—
Notes payable long-term portion	—	664,607
Debenture notes payable	—	1,924,820
Bridge notes payable	325,000	356,590
Preferred dividend payable	105,000	154,350

Total long term liabilities	432,445	3,100,367

Total liabilities	4 ,455,616	7,939,260

Redeemable Preferred Stock
Preferred stock, $.001 par value, 30,000,000 shares authorized
Series A - 1,104,236 (2007) & 1,010,486 (2008) shares issued and outstanding	883,389	808,389
Series B - 435,000 (2007 & 2008) shares issued and outstanding	435,000	435,000

Total Redeemable Preferred Stock	1,318,389	1,243,389

Stockholders’ (Deficit)
Common stock, $.001 par value, 70,000,000 shares authorized, 12,942,247 (2007) and 15,884,217 (2008) shares issued and outstanding	12,942	15,884
Additional paid in capital	9,412,795	10,705,052
Accumulated (deficit)	(12,771,159)	(16,212,090)

Total stockholders’ (deficit)	(3,345,422)	(5,491,154)

Total Liabilities and Stockholders’ (Deficit)	$2,428,583	$3,691,495

See the accompanying notes to the financial statements.

IPtimize, Inc.

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$302,406	$453,604	$736,350	$1,023,817
Cost of Sales	207,354	226,123	525,454	668,660

	95,052	227,481	210,896	355,157

General & Administrative Expenses
Salaries and wages	513,024	449,033	1,137,847	1,057,840
Consulting	241,183	300,331	365,604	978,799
Other General & Administrative
Rent	16,777	25,639	40,805	78,235
Legal & Professional	94,986	52,627	196,897	109,019
Marketing	28,549	188,929	75,188	541,277
Other	39,776	234,130	149,239	709,700
Depreciation & amortization	12,417	85,730	35,344	106,023

Total general & administrative expenses	946,712	1,336,419	2,000,924	3,580,893

Net Operating (Loss)	(851,660)	(1,108,938)	(1,790,028)	(3,225,736)

Other income (expenses)
Interest expense	(143,896)	(165,206)	(236,443)	(502,676)
Interest income	—	265	—	5,559
Loss on disposal of assets	(18,313)	—	(18,813)	—
Gain on settlement of debt	4,959	129,724	37,672	366,072

Total Other Income (expenses)	(157,250)	(35,217)	(217,084)	(131,045)

Net (loss)	(1,008,910)	(1,144,155)	(2,007,112)	(3,356,781)
Preferred stock dividends	(27,450)	(28,050)	(82,350)	(84,150)

Net (loss) applicable to common shareholders	$(1,036,360)	$(1,172,205)	$(2,089,462)	$(3,440,931)

(Loss) per share:	$(0.09)	$(0.07)	$(0.18)	$(0.23)
Weighted Average Shares Outstanding
Basic and Diluted	11,560,556	15,356,651	11,099,994	14,397,025
Net (Loss) per Common Share
Basic and Diluted	$(0.09)	$(0.08)	$(0.19)	$(0.24)

See the accompanying notes to the financial statements

IPtimize, Inc.

Consolidated Statement of Stockholders’ (Deficit)

For the Nine Months Ended September 30, 2008

Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount
Balance at December 31, 2007	12,942,247	$12,942	$9,412,795	$(12,771,159)	$(3,345,422)
Stock issued for conversion of Preferred A	31,250	31	74,969	—	75,010
Stock issued for settlement of debt	385,743	385	190,739	—	191,124
Stock issued for services	1,691,223	1,692	646,694	—	648,386
Stock issued for interest	25,000	25	11,725	—	11,750
Stock issued for conversion of notes	808,754	809	368,130	—	368,939
Preferred stock dividend	—	—	—	(84,150)	(84,150)
Net (loss)	—	—	—	(3,356,781)	(3,356,781)

Balance at September 30, 2008	15,884,217	$15,884	$10,705,052	$(16,212,090)	$(5,491,154)

See the accompanying notes to the financial statements.

IPtimize, Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2007	2008
Cash Flow from Operating Activities
Net (loss)	$(2,089,462)	$(3,440,931)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of compensation for marketing and services	778,926	853,241
Depreciation	35,344	80,690
Changes in:
Inventory	18,313	—
Accounts receivable	(21,400)	(125,366)
Prepaid	(15,000)	(78,146)
Deposits	9,089	(18,555)
Accounts payable and accrued expenses	350,480	(569,600)
Accrued interest	12,316	139,045
Deferred revenue	(3,899)	(270)
Leases payable	9,286	(18,607)

Net cash (used in) operating activities	(816,007)	(3,178,499)

Cash Flow from Investing Activities
Covenant not to compete	—	(50,000)
Purchase of customer list	—	(69,773)
Purchase of fixed assets	(38,401)	(1,302,339)

Net cash (used in) investing activities	(38,401)	(1,422,112)

Cash Flow from Financing Activities
Payment of loan fees	—	(9,200)
Proceeds from bridge loans	325,000	1,650,000
Proceeds from working capital	—	600,000
Bank overdraft	(7,565)	—
Proceeds from debenture notes payable	676,406	2,062,529
Payments on notes payable	(58,262)	(119,830)
Payment of related party debt	(78,650)	(551,383)
Cash received for issuance of preferred stock	20,000	—
Preferred stock dividend	—	(39,150)
Issuance of common stock	32,922	—
Proceeds on notes payable	—	1,100,000

Net cash provided by investing activities	909,851	4,692,966

Net increase (decrease) in cash	55,443	92,355
Cash - beginning of period	—	26,224

Cash - end of period	$55,443	$118,579

Supplemental Disclosure
Interest paid	$124,127	$363,631
Income taxes paid	$—	$—

See the accompanying notes to the financial statements.

IPtimize, Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2007 and September 30, 2008, and the results of operations and cash flows for the periods ended September 30, 2007 and 2008.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2007” relate to the year ended December 31, 2007, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiary IP Solutions, Inc. All significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

Reclassifications

Certain amounts in the Three Months Ended September 30, 2007 and Nine Months Ended September 30, 2007 or as of September 30, 2007 have been reclassified to conform to current year’s presentation.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At September 30, 2007 the allowance for doubtful accounts was $47,345 with bad debt expense for the nine months ended of $14,575, and at September 30, 2008 the allowance for doubtful accounts was $7,013 with bad debt expense for the nine months ended of $18,115.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, line of credit and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of September 30, 2008 and December 31, 2007, management believes that there is no impairment on long-lived assets

Segment Reporting

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

Note 2. Fixed Assets

As of December 31, 2007 and September 30, 2008, the Company owns or has capitalized the following assets under financing leases:

	2007	2008
Furniture and fixtures	$31,475	$31,475
Equipment and software	234,417	1,536,755

	265,892	1,568,231
Less accumulated depreciation	(163,509)	(244,199)

	$102,383	$1,324,022

Depreciation expense charged to operations was $35,344 and $80,689 for nine months ended September 30, 2007 and 2008, respectively.

Note 3. Notes Payable

At December 31, 2007 and September 30, 2008 notes payable consist of the following:

	2007	2008
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	$7,473	$—
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	3,274	—
Note payable to a trust dated September 22, 2008 due October 22, 2008, renewed until November 28, 2008 payable 12.99% interest only, unsecured	—	50,000
Note payable with a company dated August 13, 2008 payable at 12% interest at $17,796 per month payable and interest, due August 2012, secured by the switching equipment purchased in IP Solutions, (wholly owned subsidiary)	—	790,095
Note payable with an individual dated July 18, 2008 payable 12.99% interest only due July 18, 2009, secured by server equipment	—	250,000
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	23,958	23,958
Note payable with another vendor as settlement of an outstanding account payable. Payments of $74,087 and $21,100 were made in 2007 and 2008 respectively. The note does not bear interest and is due on demand	36,925	—
Notes assumed in connection with an acquisition. No payments were made 2007 and was paid-in full in May 2008	73,000	—
$330,000 Line of Credit Agreement dated July 2, 2007 for working capital financing. The Line of Credit is secured by all of the Company’s un-pledged and unencumbered tangible and intangible assets. In consideration for the Line of Credit, the Company executed a 11.45% Promissory Note and issued an aggregate of 600,000 restricted shares of Common Stock.	302,225	324,725

Total	446,885	1,438,778
Less Current Portion	—	774,171

Long-term Portion	$446,885	$664,607

Note 4. Bridge Notes Payable

During 2005, all but one note holder converted their debt from previous years to equity; at September 30, 2008, the remaining note is for $50,000, with interest accruing at 10%.

During 2006, the Company entered into $875,000 of Convertible Bridge Notes with fourteen individual lenders. Principle and interest is due twelve months from the date of each agreement. As of September 30, 2008, no payments have been made to the lenders and all Notes are currently in default. The Company is negotiating with each individual lender to covert their Bridge Note to Common Stock. As of September 30, 2008, three lenders have agreed to convert a total of $185,000 of Bridge Notes and accrued interest to 1,409,875 shares of Common Stock. In addition, six lenders have agreed to extend the term of the Note and negotiations are on-going with the remaining five lenders.

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

Note 5. Warrants and options

	Analysis of Stock Options
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	—	—	1,926,666
Granted	2,235,833	$.24-.28	500,000	$.45
Exercised	—	—	—	—
Canceled	(309,167)	—	—	—
Expired	—	—	—	—

Outstanding and exercisable, end of period	1,926,666	$.24 - .28	2,426,666	$.24 - .45
Weighted average fair value of Options granted during year	$466,400		$935,200

Weighted average fair value of Options exercised during year	$—		$—

Stock options outstanding and exercisable at September 30, 2008, are as follows:

Exercise Price Range	Number	Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.24	1,826,666	4	$0.24
$0.28	100,000	4	$0.28
$0.45	500,000	5	$0.45

	2,426,666		$0.28

	Analysis of Stock Warrants
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	1,140,405	$.80 - 1.00	2,602,596	$.75 - 1.00
Granted	1,571,666	$.50-.75	1,833,333.45
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(109,375)	.80	—	.80

Outstanding and exercisable, end of period	2,602,596	$.75 -1.00	4,435,929	$.45 -1.00
Weighted average fair value of Warrants granted during year	$2,498,492		$2,040,527

Weighted average fair value of Warrants exercised during year	$—		$—

Stock warrants outstanding and exercisable at September 30, 2008, are as follows:

Exercise Price Range	Number	Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$1.00	166,667	1	$1.00
$0.80	21,875	1	$0.80
$1.00	12,667	1	$1.00
$0.75	649,167	1	$0.75
$0.50	83,333	2	$0.75
$0.75	97,221	1	$0.50
$0.24	1,323,568	8	$0.75
$0.45	248,098	4	$0.24
$0.45	250,000	5	$0.45
$0.50	262,058	5	$0.45

	3,114,654		$0.47

Note 6. Commitments

The Company has entered into two capital leases relating to computers and network equipment. The leases have terms up to 48 months, expiring in 2008 and monthly payments with interest rates ranging from 14.2 –14.6%. The future minimum lease payments for the year ending December 31, 2008 are $ 12,657

During 2006, the Company entered into a building lease, expiring in 2008. The lease has a term of two years with one, two-year renewal option. Future minimum lease payments for the year ending December 31, 2008 are $45,830. As of August 15, 2008 the Company moved out of this lease space at the expiration of the lease and assumed a lease that expires in March 2010. The future minimum lease payment for the balance of this year ended December 31, 2008 is $38,475.

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

On February 22, 2008, we entered into a second amendment to the Advisory Agreement with FCBD. Pursuant to the second amendment, we agreed to a bonus for FCBD’s performance of services in excess of those required of it in the Advisory Agreement, and simultaneously with the execution of the second agreement, we agreed to issue 317,777 restricted (i.e. unregistered) shares of our Common Stock (the “Bonus Shares”) to FCBD and further agreed to include the same in the first registration statement filed by us under the Securities Act. On April 24, 2008 the Company entered into a Termination and Settlement Agreement and agreed to the following: 1) $147,926 in cash reimbursement of fees paid by FCBD, and five year common stock purchase warrants for 262,038 shares exercisable at $0.50 per share; 2) FCBD will receive instead of its $369,000 obligation owed to it that includes the following: its right to a $70,000 acquisition success fee and 8% business combination success fee, FCBD will receive a sum of $159,000 in cash and 311,111 shares of Common Stock valued at $0.45 per share.

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

On April 5, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $2,063,780 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into Common Stock at $0.45 per share.

On April 24, 2008, we entered into a Termination and Settlement Agreement with FCBD related to the Advisory Agreement, pursuant to which we agreed to pay FCBD $159,000 and issue to FCBD an aggregate of 311,111 shares of our stock in full settlement of all of our monetary obligation to FCBD under the Advisory Agreement. We agreed to register the shares of stock issued to FCBD in the first registration statement filed by us under the Securities Act. (See Note 6)

On April 21, 2008, the Company entered into a Waiver and Release Agreement with Clay Storer to release one another including obligations, duties or liabilities arising from Storer’s employment by the Company. The sole consideration for Storer’s agreement was the issuance of 49,632 shares of the Company’s Common Stock for a value of $16,875. The number of shares was calculated by dividing the $16,875 by the closing price of the Company’s Common Stock in the Pink Sheets Market on the date of the agreement, April 21, 2008. Was this accrued in 2007 as he was terminated in 2007.

Note 9. Debenture Notes Payable

On April 5, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $2,063,780 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into Common Stock at $0.45 per share. As if September 30, 2008, $368,939 of the debentures have been converted into 808,754 shares of Common Stock at $0.45 per share and the outstanding balance at September 30, 2008 is $1,924,821.

Note 10. Working Capital Convertible Note

On September 20, 2008 the Company entered into a working capital convertible loan agreement with five current investors in the Company. The terms of the note are as follows: 1) Interest paid at a rate of twelve and 99/100 (12.99%) percent per annum on an actual day/360 day basis and payable on the 18th day of each month beginning on October 18, 2008; 2) All principal, unpaid interest and other costs incurred in connection with this Note shall be due and payable to the Holder on the on the earlier of: (i) six months from the date of this Working Capital Loan Agreement. (the “Due Date”) and (ii) have the option of the Lender to extend for one (1) additional year (total of 18 months) or (iii) at the option of the lender to receive $50,000 per month plus interest after the Due Date. Both options are at the Leaders discretion and upon 60 days notice. The terms of the note are governed by a “Working Capital Loan Agreement”. In addition, the loan is convertible at $0.30 per share of Common Stock at the option of the Lender and the Lender received Common Stock purchase warrants for a 1,000,000 shares at $0.45 per share of common stock expiring in five years. The balance of the loan at September 30, 2008 was $600,000.

Note 11. Acquisition of Assets

On August 16, 2008 the Company signed an agreement to purchase the broadband access, hosted VoIP telephone services business, and the related commercial VoIP business assets from American Fiber Systems, Inc. (AFS) for $1,000,000. Based in Boise, Idaho, the commercial VoIP business assets acquired by the Company serve small business and enterprise customers in four metropolitan areas: Boise, Idaho and its surrounding areas, Reno and Las Vegas, Nevada and Salt Lake City, Utah. The acquisition more than doubles the number of IP endpoints served by the Company and adds both expanded geographic reach and an established commercial customer base to the growing VoIP business for the Company. The transaction was completed on August 18, 2008 and included a financing for $800,000 from an unrelated third party. The assets were purchased by IP Solutions, Inc. a wholly owned subsidiary of Iptimize, the customers will be serviced and operations of the business will by handled by the Company.

Note 12. Subsequent Events

The Company on October 31, 2008 entered into an agreement to purchase the 100% of the membership units NextGen Holdings, LLC in exchange for 1,666,667 shares of the Company’s restricted Common stock. The transaction is expected to be completed in early November 2008. NextGen Holdings is a strategic business development resource for companies looking to expand sales distribution to global broadband service providers, offering ongoing relationship building and networking strategies, and advising clients on effective product and service positioning for the Global broadband marketplace. The acquisition extends the company’s reach further into North America, Latin America and Asia, and enhances the company’s managed IP services to include sales consulting and business relationship management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three months period and nine months ended September 30, 2008 and 2007 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on June 27, 2008.

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

Results of Operations – Third Quarter ended September 30, 2007 Compared to September 30, 2008

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the nine months ended September 30, 2007 and 2008:

	Nine months ended September 30,		Percentage change
	2007	2008
Revenues	736,350	1,023,817	39.0%
Cost of sales	525,454	668,660	27.3%

	210,896	355,157	40.6%

Operating Expenses
Salaries and wages	1,137,847	1,057,840	(7.0)%
Consulting	365,604	978,799	* %
Other general and administrative
Rent	40,805	78,235	91.7%
Legal and professional	196,897	109,019	* %
Marketing	75,188	541,277	619.9%
Other	149,239	709,700	375.5%
Depreciation & amortization	35,344	106,023	200.0%

Total expenses	2,000,924	3,580,893	79.0%

Net operating (loss)	(1,790,028)	(3,225,736)	80.2%

Other income (expenses)
Interest expense	(236,443)	(502,676)	112.6%
Loss on disposal of assets	(18,313)	—
Interest income	—	5,559	*
Gain on settlement of liabilities	37,672	366,072	* %

Total Other Income (Expenses)	(217,084)	(131,045)	(39.6)%

Net (Loss)	(2,007,112)	(3,356,781)	67.2%

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended September 30, 2007 and 2008.

	Three months ended September 30,		Percentage change
	2007	2008
Revenues	302,406	453,604	50.0%
Cost of sales	207,354	226,123	9.1%

	95,052	227,481	58.2%

Operating Expenses
Salaries and wages	513,024	449,033	(12.5)%
Consulting	241,183	300,331	* %
Other general and administrative
Rent	16,777	25,639	52.8%
Legal and professional	94,986	52,627	* %
Marketing	28,549	188,929	561.8%
Other	39,776	234,130	488.6%
Depreciation & amortization	12,417	85,730	590.4%

Total expenses	946,712	1,336,419	41.2%

Net operating (loss)	(851,660)	(1,108,938)	30.2%

Other income (expenses)
Interest expense	(143,896)	(165,206)	14.8%
Loss on disposal of assets	(18,313)	—
Interest income	—	265
Gain on settlement of liabilities	4,959	129,724	* %

Total Other Income (Expenses)	(157,250)	(35,217)	(77.6)%

Net (Loss)	(1,008,910)	(1,144,155)	13.4%

Revenues

Our total revenue for the nine months ended September 30, 2008 was $1,023,817 compared to $736,350 for the nine months ended September 30, 2007. Our total revenue for the three months ended September 30, 2008 was $453,604 compared to $302,406 for the three months ended September 30, 2007. Our revenue increased $287,467, or 37.0% due primarily to a focus on growth of our managed IP services, primarily VoicePilot, VoiceConnect and the beginning of the launch into cable industries.

Our recurring managed IP service revenue increased approximately $365,000 or 243% in 2008 versus 2007. Recurring service revenue represented 86.5% of the total revenue for the nine month period 2008 versus 71.2% in the same period 2007. IP endpoints under management represents the number of IP addresses which we bill monthly recurring service fees on. As the number of IP endpoints increases, we see a corresponding increase in our monthly recurring revenues. IP endpoints under management increased from approximately 2,100 to 6,342 from September 30, 2007 to September 30, 2008.

Cost of Goods Sold

Our cost of sales for the nine months ended September 30, 2008 was $668,660 compared to $525,454 for the nine months ended September 30, 2007. Our cost of sales for the three months ended September 30, 2008 was $226,123 compared to $207,354 for the three months ended September 30, 2007. Costs increased $143,206, or 40.6%, due primarily as a result of the increased sales of hosted VoIP Services.

Our gross profit margin for the nine month ended September 30, 2008 of 34.7% was 6.1%, up from 28.6% for the same period of 2007. This reflects the change in our focus from one-time equipment sales to a recurring revenue business model based on managed services. Despite the decreased margin, we believe that the revenue from our current model is more sustainable and will benefit us in the long term. In addition the purchasing of the above described will allow us to provide more of the services internally and not have to purchase the use of these services from an outside vendor for a higher cost.

General and Administrative Nine months ended September 30, 2008 and September 30, 2007

Our General and Administrative expenses for the nine months ended September 30, 2008 were $3,580,893 compared to $2,000,924 for the nine months ended September 30, 2007 representing an increase of $1,579,969 or 79 percent. Listed below is analysis of the major items included in general and administrative expenses.

Salaries, Wages& Consulting

Salaries, wages and consulting combined, increased $533,188 to $2,063,639 for the nine months ended September 30, 2008, from $1,503,451 for the nine months ended September 30, 2007. The increase in salaries, wages, and consulting is a result of a increase in the workforce, from 12 on September 30, 2007 to 37 on September 30, 2008, in addition Part of the consulting was a need for the services rendered by the consultants in the IT and financial areas and the amortization of a prepaid three year consulting agreement with a financial consultant.

Other General and Administrative Expenses

Rent increased to $78,235 for the nine months ended September 30, 2008 from $40,805 for the nine months ended September 30, 2007, a 91.7% increase. This increase is due to the expiration of an office lease and the move to new offices. Legal and accounting was $109,019 for the nine months ended September 30, 2008 as compared to $196,897 for the nine months ended September 30, 2007. The decrease in legal and accounting was the result of becoming public in 2007. The marketing expense for the nine months ended September 30, 2008 was $541,277 as compared to $75,188 for the nine months ended September 30, 2007. The increase was $616,465 and was due to the change in focus of the business customer attempt to increase this business as explained above and the amortization of a two year prepaid marketing program. The other general and administrative expenses increased to $475,570 for the nine months ended September 30, 2008 from $149,239 for the nine months ended September 30, 2007, an increase of $560,461 or 375.5%.

Depreciation and Amortization

The depreciation and amortization increased by $70,679 or 200% for the nine months ended September 30, 2008 as compared to the same period in 2007. This decrease is directly related to the purchase of assets, purchase of the Broadsoft switches and related software in 2008.

Interest Expense

Interest expense increased by $266,233 or 112.6% during the nine months ended September 30, 2008 as compared to the same period in 2007. The increase is due to the fund raised in the development of the business.

Net Loss

As a result of the factors discussed above, net loss increased to $3,356,781 for the nine months ended September 30, 2008 as compared with $2,007,112 for the same period in 2007.

Net Loss Applicable to Common Shareholders and Loss Per Share

For the nine months ended September 30, 2008, we paid or accrued dividends of $84,150, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $3,440,931 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, we paid or accrued dividends of $82,350, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $2,089,462 for the nine months ended June 30, 2007.

General and Administrative Three months ended September 30, 2008 and September 30, 2007

Our General and Administrative expenses for the three months ended September 30, 2008 were $1,336,419 compared to $946,712 for the three months ended September 30, 2007 representing an increase of $389,707 or 46.2 percent. Listed below is analysis of the major items included in general and administrative expenses.

Salaries, Wages& Consulting

Salaries, wages and consulting combined, decreased $4,843 to $749,364 for the three months ended September 30, 2008, from $754,207 for the three ended September 30, 2007.

Other General and Administrative Expenses

Rent increased to $25,639 for the three months ended September 30, 2008 from $16,777 for the three months ended September 30, 2007, a 52.8% increase. Legal and accounting was $52,627 for the three months ended September 30, 2008 as compared to $94,986 for the three months ended September 30, 2007. The decrease in legal and accounting was the result of costs of being incurred to become public during the second quarter 2007. The marketing expense for the three months ended September 30, 2008 was $188,929 as compared to $28,549 for the three months ended September 30, 2007. The increase was $160,330 and was due to the change in focus of the business customer attempt to increase this business as explained above and the amortization of a two year prepaid marketing program. The other general and administrative expenses increased to $234,130 for the three months ended September 30, 2008 from $39,776 for the three months ended September 30, 2007, an increase of $194,354 or 488.6% as a result of the ramp up of the new business plan.

Depreciation and Amortization

The depreciation and amortization increased by $73,313 or 590.4% for the three months ended September 30, 2008 as compared to the same period in 2007. This increase was affected by a number of assets being fully depreciation prior to 2008 and the purchase of new assets in the second and third quarter of 2008.

Interest Expense

Interest expense increased by $21,310 or 14.8% during the three months ended September 30, 2008 as compared to the same period in 2007. The increase is due to the fund raised in the development of the business.

Net Loss

As a result of the factors discussed above, net loss increased to $1,144,155 for the three months ended September 30, 2008 as compared with $1,008,910 for the same period in 2007.

Net Loss Applicable to Common Shareholders and Loss Per Share

For the three months ended September 30, 2008, we paid or accrued dividends of $28,050, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $1,172,205 for the three months ended September 30, 2008. For the three months ended September 30, 2007, we paid or accrued dividends of $24,450, on the outstanding shares of our Series A & B Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to $1,036,360 for the three months ended September 30, 2007.

Liquidity and Capital Resources

We completed three debt offerings. 1) We borrowed $1,650,000 from eleven individual investors. The terms of the offering were 12.99% interest, due in one year, convertible into Common Stock at $0.45 per share. The debt includes 50% warrant coverage at $0.45 per share, put option after six months at $0.45 per share or a call option if the Common stock trades at $1.35 per share for twenty connective trading days. 2) We offered a debenture with interest rate of 10% convertible at $0.45 per share. The offering was for $5,000,000 with a minimum of $1,500,000. We closed the offering on April 5, 2008 with $1,838,780 from 75 individual investors. 3) We borrowed on a working capital convertible note of $600,000, with an interest rate of 12.99%. The note is convertible at $0.30 per share and is due in six months with the following renewable options; at the option of the Lender to extend for one (1) additional year (total of 18 months) or (iii) at the option of the lender to receive $50,000 per month plus interest after the Due Date. Both options are at the Leaders discretion and upon 60 days notice. The terms of the note are governed by a “Working Capital Loan Agreement”. The Lender received Common Stock purchase warrants for a 1,000,000 shares at $0.45 per share of common stock expiring in five years.

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

Working Capital

At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $118,579 and $26,224 and total current assets of $514,562 and $205,324, respectively. Our current liabilities exceeded our current assets by $4,324,331 at September 30, 2008 as compared to $3,817,847 at December 31, 2007.

Capital Resources

We had stockholders’ deficit of $5,491,154 as of September 30, 2008 and $3,345,422 at December 31, 2007. The change is the result of the loss during the first nine months ended September 30, 2008, preferred stock dividend, conversions of notes into Common Stock, and payment of and settlement of debt and expenses with Common Stock.

The net cash used by operating activities was $3,178,499 for the nine months ended September 30, 2008 and $816,007 for the nine months ended September 30, 2007. The increase in the cash flow used by operations was due to the increase in our net loss for the period, to decrease accounts payables, accrued expenses, and increase of accrued interest expense.

The net cash used by investing activities for the nine months ended September 30, 2008 was $1,422,112, resulting from the purchase equipment and the switch equipment and software. The net cash used by investing activities for the nine months ended September 30, 2007 was $29,492, resulting from the purchase of $38,401 of fixed assets.

Cash provided by financing activities for the nine months ended September 30, 2008 was $5,412,529. We used $719,563 to pay preferred stock dividends, $9,200 for payment of loan fees, $119,830 reduction of notes, $719,563 payment of related party debt. We received $1,650,000 from the 2008 bridge notes, $2,062,529 in financing from debenture notes, $600,000 working capital convertible note, and $1,100,000 cash received from notes payable. The net cash inflow from financing activities for the nine months ended September 30, 2007 were $1,046,763 resulted from $1,001,406 from the issuance of new debt, $20,000 for the issuance of preferred stock, and $32,922 for the issuance of common stock. We used cash from financing activities for the nine months ended September 30, 2007 of $136,942 for the payment of debt and $7,565 bank overdraft reduction.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

N/A

Item 4.	Controls and Procedures

As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit

10.32	Termination and Settlement Agreement

10.33	Settlement Agreement

31.1	Certification of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Ron Pitcock, Chairman of the Board and Chief Executive Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W Prosser, Chief Financial and Accounting Officer of IPtimize, Inc., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPtimize, Inc.
(Registrant)

Date: November 12, 2008	By:	/s/ Ron Pitcock
Ron Pitcock, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer (Principal Accounting Officer)