Form 10-K
period 2008-12-31
Iptimize, Inc.
filed 2009-05-29
CIK 1374835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 1934:

For the Fiscal Year Ended December 31, 2008

Commission File Number: 0-52830

IPtimize, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	84-1471798
(State of Incorporation)	(I.R.S. Employer Identification No.)

1720 S. Bellaire Street, Suite 200, Denver, CO 80222

(Address of Principal Executive Office, including Zip Code)

(303) 268-3600

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

The aggregate market value of Common Stock held by non-affiliates of 14,612,188 at December 31, 2008 was $3,214,681.Shares of Common Stock, $.001 par value, outstanding at May 21, 2009: 21,251,245 shares.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

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

History and Organization

We were incorporated under the laws of the State of Minnesota in 1983 as Simmetech Inc. and did not maintain any operations and remained dormant until late 2005. In November 2005, we merged with IPtimize, Inc., a Colorado corporation (referred to as IPtimize Colorado), and adopted the name of the Colorado corporation. Since that date, we have been engaged in the business of managed Internet Protocol (“IP”) services for businesses. In September 2007, we re-incorporated our business to the State of Delaware by merging into our wholly-owned subsidiary.

Our principal offices are located at 1720 South Bellaire Street, Suite 200, Denver, CO 80222. We maintain a website at http://www.IPtimize.com. The information contained on that website is not deemed to be a part of this summary.

Overview of our Business

We are a broadband voice and data service provider which means that we utilize high speed data network access, including the Internet, to furnish a suite of voice, video and data communications services to cable TV network operators, wire network operators, ISP’s and small and medium sized businesses. We provide the technology and service components used to furnish IP-based communication services to our customers and thereby serve as a single point of contact. Our customers use their broadband connection to the Internet to reach our Voice over IP (“VoIP”) servers (used to manage and route calls), which direct their call to a national broadband network thereby enabling our customers to connect to any phone at virtually any destination in the world, wherever digital network access is available. Our voice and network services reduce our customers communications costs, decrease complexity and increase productivity.

VoIP is a protocol used for the transmission of phone calls over privately managed broadband networks (such as our network) and/or the Internet. It converts voice into a digital package of data that is then reassembled at the other end. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; rather, the same network can be shared by multiple users for voice, data and video simultaneously. This network is more efficient than a dedicated circuit network because the data network is not restricted by the one call, one line limitation of a traditional telephone network. This improved efficiency creates potential cost savings that can be passed on to consumers in the form of lower rates or retained by the provider as revenue. VoIP has been used over the past decade by the major phone companies to transport calls over fiber optic lines to make long distance calls. Through recent technological advances, VoIP calls can now be made directly by a caller.

Our service is enabled by three primary components, owned or leased by us:

•	Servers and other computer hardware owned by us;

•	Computer software acquired under license from independent third parties; and

•	Network access provided by our service partners.

While these same components are available to our competitors, we manage these components in a way that we believe provides superior service to our customers. For example, our service allows customers to place and receive telephone calls virtually anywhere in the world wherever there is access to digital networks. Our services are carrier agnostic and terminal equipment agnostic.

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

Our service solutions are designed specifically for the small to medium business market as well as the residential market. We measure our growth by the number of service endpoints and equivalents under management. These endpoints represent unique identifiers for telephones, computers, and servers that link communication services together and manage security and traffic functions. As of March 31, 2009, we have 7034 service endpoints under management. Our goal is to increase this number through internal growth and acquisitions.

We are engaged in the business of optimizing broadband networks for communication requirements for our customers. While we hope to increase our service offerings in the future, we do not anticipate entering a different industry segment.

Material Developments

Agreement with Level 3 Communications, LLC. In September 2007, we executed a Master Service Agreement (the “MSA”) with Level 3 Communications, Inc., an international communications company that operates one of the world’s largest Internet backbone networks reaching over 40 million customers (“Level 3”).

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

•

We will aggregate and deliver to Level 3 its traffic derived from the commercial and residential VoIP services provided to cable TV systems located in “Tier 2” and “Tier 3” metropolitan and rural markets (typically markets with less than 200,000 homes and businesses). In the United States, there are several hundred cable “operators,” most of which have several separate “cable systems” located in different markets. There are currently approximately 7,000 separate cable systems in the United States. In smaller markets, cable systems typically do not have enough traffic volume to have their own connection to the Level 3’s Internet backbone. To a lesser extent, we will service commercial customers of cable systems in the “Tier 1” markets.

We have completed certification on all inter-operational testing procedures and protocols to insure that our systems are mutually compatible with Level 3.

Agreement with C-COR Incorporated Subsidiary. On November 9, 2007, we signed a Reseller Agreement (the “Reseller Agreement”) with Broadband Management Solutions, LLC, a wholly owned subsidiary of C-COR Incorporated, and a global provider of inter-operable network solutions for cable broadband networks that simplify the transition to on-demand networks
(“C-COR”). C-COR was recently acquired by ARRIS Group Inc., a $1.2 billion technology provider to the cable television industry. The Reseller Agreement affords us access to C-COR’s proprietary cable system status monitoring and diagnostic equipment, software, documentation, products and services. This, in turn, may improve the quality and reliability of our unique architecture technology that we will be utilizing to connect cable system operators to the Level 3 Internet backbone. We agreed with C-COR to jointly prepare and distribute marketing materials to its customers in the cable television industry.

Opportunity to Provide VoIP Services to Cable System Operators. We have determined that there are additional robust opportunities to sell our services in the cable sector, especially in light of the knowledge, experience and relationships Mr. Pitcock, our Chief Executive Officer, maintains in the cable industry. Mr. Pitcock was instrumental in developing the cable industry opportunity and presenting us with the freedom to focus our resources on pursuing agreements with individual cable systems and multiple system operators. We anticipate that there will be greater opportunity to enter into such agreements, thereby allowing for the significant expansion of our business.

With the recently completed Agreements, we believe that we are positioned to successfully participate in the $8 billion cable VoIP market. We believe that partnering with cable operators offers us a more immediate and cost-effective path to serving SMB customers nationwide, and allows us to attain operating stability more reliably in a shorter period of time. We have joined together the national broadband network and customer relationships established by Level 3, and the cable industry network management capability and customer relationships established by C-COR, with our network architecture. This melding allows us to serve the commercial and residential customers of cable system operators in smaller metropolitan and rural markets that are not currently being provided with VoIP telephony or broadband services. This potentially may also include individual cable systems owned by the major cable operators in smaller markets. Because cable operators recognize that voice is a critical component of their “triple play” offering (video, data and now voice), we believe this may make us a valued partner to cable system operators, as well as to Level 3 and
C-COR.

American Fiber Systems. On August 16, 2008, we purchased the broadband access, hosted VoIP telephone services equipment and the related commercial VoIP business assets of American Fiber Systems, Inc. (“AFS”) for $1,000,000. Based in Boise, Idaho, the commercial VoIP business assets serve small business and enterprise customers in four metropolitan areas: Boise, Idaho and its surrounding areas, Reno and Las Vegas, Nevada and Salt Lake City, Utah. With the acquisition of these assets will more than double the number of service endpoints we serve and adds both expanded geographic reach and an established commercial customer base to our growing VoIP business. The transaction included financing of $800,000 from an unrelated third party. The note is a 12% promissory note due August 12, 2013 and is payable $17,796 per month, including both principal and interest. In addition, we issued a five-year warrant to purchase 400,000 shares of our common stock for $.45 per share.

Our Products and Services

Our services consist of hosted VoIP and video communications replacement products and consulting services related to VoIP and data management. Our voice services, in turn, consist of two offerings, described in more detail immediately below. Our consulting services are designed primarily around our voice services, but also encompass other aspects of the information industry. These services will also be offered on a wholesale basis to various channels, including cable network operators in wireless network operators, ISP’s, Tier 2 and smaller markets.

Our voice services include a hosted offering known as VoicePilot, and a telephone line replacement offering known as VoIP Connect. These products bring features and benefits that are not available with traditional telephony products and do not require an overhaul of the existing telecom infrastructure. Revenue from our voice services is generated by monthly charges to our customers.

•

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

•

VoIP Connect is our business trunk replacement service that allows businesses to put voice traffic onto existing broadband internet connections. It does not offer all of the features included in our VoicePilot offering. Also, unlike our VoicePilot offering, it does not require different telephone equipment, but works with a customer’s existing telephone equipment.

Service offerings are offered for a monthly flat rate and variable fees. For the year ended December 31, 2008, a majority of our revenue was derived from our voice services, and we expect that will be the case for the foreseeable future. Our service can be used with any digital network connection and most any computer hardware meeting minimum specifications. We are dependent on network access and software provided by our service partners for our voice services. While the loss of any one or more of these providers would adversely affect our business on a temporary basis, we believe suitable substitutes are available given sufficient time to investigate those alternatives.

Competition

The market for communications services is competitive, very large, highly fragmented and mature. While there are many service providers for the various service products that comprise our managed services portfolio, there remain a relatively small number of known competitors that offer the same mix of outsourced, IP-centric and vendor integration solutions we provide. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, enhanced services and features and the fact that our services are carrier agnostic and terminal equipment agnostic.

We compete with providers of traditional (land-line) providers of telephone service and other providers of VoIP and other IP services. As a relatively new entrant in the network services industry, we face significant challenges competing against these companies. Most of these companies have significantly greater personnel and financial resources than we do. Our competitive strategy is to differentiate our service based on quality, flexibility, and cost. Since our company is relatively new, there is no assurance we will be successful with that strategy.

We experience competition from all network and communications services providers whose target market is cable operators in tier 2 and smaller markets and small and medium sized businesses. Because the capital cost to compete is small, many competitors may enter the market for the marketing of carrier broadband services or hosted VoIP services. We compete for small to medium sized business customers with Qwest Communications, Covad and C-Beyond Communications. We believe that our focus on flexible integrated Managed VoIP and networking solutions differentiates us in the competition for small to medium sized business customers.

The incumbent telephone companies are increasingly becoming competitors and have historically dominated their regional markets. These competitors include AT&T (formerly SBC Communications and BellSouth), Qwest Communications and Verizon Communications. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. These are factors that may be difficult for us to overcome.

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

Universal Service Fund

FCC regulations require providers of interstate telecommunications services, but not providers of information services, to contribute to the federal Universal Service Fund, or USF. USF contributions are currently calculated as a percentage of interstate and international revenue. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. In the future, we may be required to contribute directly to the USF or may face additional costs due to an increase in the contribution obligations of our suppliers. On June 21, 2006, the FCC issued rule 06-94 that requested that interconnected VoIP service providers begin collecting a surcharge on monthly recurring VoIP services and to remit to the Universal Service Fund.

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

Customers

We have approximately 800 customers accumulating annual sales in excess of $1.6 million for the year ended December 31, 2008. The loss of any one of these customers would not materially affect our revenue.

Employees

As of December 31, 2008, we had 32 full time and part-time employees. Of that number, 5 were engaged in direct sales, 4 in sales support, 12 in information technology, 7 in administration and 4 in executive administration. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good. As of March 31, 2009, we had 23 full time and part-time employees.

ITEM 1A.	RISK FACTORS

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

Risks Related to Our Business and Industry

We are currently insolvent

As of December 31, 2008, we were legally insolvent in that we had a negative shareholders’ equity and our liabilities exceeded our assets. In addition, and as a result of our ongoing operating losses, we had outstanding liabilities that could not be met by our revenues, including payments due to our note holders and vendors. We are currently negotiating with our note holders with whom we are currently in default to extend the term of their notes or to convert the same into shares of our common stock. While we have been successful in converting and extending a portion of these notes, there can be no assurance that we will be able to cure the remaining defaults or that these obligations may be negotiated on terms that are favorable to us, if at all. Our insolvent financial status will continue to have a material adverse effect upon our ability to consummate the private equity and debt financing we need to sustain our operations or carry out our acquisition business strategy.

We have a history of losses and we may never become profitable

We have had a limited operating history in our current business activity of providing managed IP services to small businesses upon which an evaluation of our company and its prospects may be based. We have incurred startup expenses and losses since inception resulting in an accumulated deficit of $22,248,243. We may encounter unforeseen difficulties and obstacles, including unanticipated costs, or revenue growth that is slower than anticipated, and a slow acceptance by the market of our services and products. There can be no assurance that we will achieve or sustain profitability. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development and growth of new businesses, as well as many other factors. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

In their report in connection with our Annual Report on Form 10-K for the fiscal 2008, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern was raised as an issue because of our working capital deficit of $5,665,270 and our accumulated deficit of $22,248,243 at December 31, 2008. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit as well as to obtain necessary funding from outside sources, including private equity and debt financing and accelerating our sales growth through acquisitions. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we are unable to obtain additional financing our business operations will be harmed

As of December 31, 2008, we had a cash balance of $963. We have raised $200,000 in 2009, in a private placement of our securities with our directors and officers. However, we require at least $1,000,000 in additional funds to finance our current and proposed business operations. In addition, we anticipate that we will require up to $5,000,000 to fund our anticipated cable industry sales growth during the next twelve months, depending on revenue from operations. Our continued operations will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through equity or debt financing. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If we cannot obtain needed funds, we may be forced to curtail or cease our activities, placing our continued viability in substantial doubt. Even if we do receive additional financing, it may not be sufficient to sustain or expand our operations or continue our business operations. Any additional equity financing may involve substantial dilution to our existing shareholders.

We must review and restate certain previously issued financial statements for the fiscal 2006 and 2007

In January 2009 we discovered that we will have to restate the results of its operations for the years ended December 31, 2006 and 2007 and that the previously issued financial statements for those periods, together with the auditor’s reports thereon, for those periods should not be relied upon until restated financial information is filed with the SEC. The Fiscal 2006 & 2007 financial statements will be restated to increase the loss from the operations by $514,320 and increase in preferred dividend by $30,202 (2006) or $.07 per share loss attributable to common shareholders; and restated to increase the loss from the operations by $102,864 and increase in preferred dividend by $181,812 (2007) or $.03 per share loss attributable to common shareholders. We cautioned the marketplace not to rely on the financial statements for those periods until we file restated financial information for one or more of those periods. We are undergoing the review of the financial statements in question as well as of our accounting practices and procedures. There is no assurance that we will be able to identify and correct accounting errors in such practices or procedures, if any that would prevent similar errors from recurring in the future.

Failure of our targeted customers to accept IP services would have a material adverse impact on our business

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

Failure to anticipate technological changes will affect our ability to grow our business

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

We rely on business partners and third-party service providers

Our success will largely depend upon our ability to rely on third-party providers who provide ISP services, data networking services, hosted data services, local telecom service and wireless Internet access. We intend to rely upon several unaffiliated, third party companies for computer equipment, network services, component parts, manufacturing, systems integration and real-time monitoring capabilities. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that one or more subcontractors were to become unable or unwilling to continue to supply, manufacture or maintain our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and we cannot be sure that additional sources would be available on a timely basis or at all. Accordingly, we may be subject to the risk of interruptions in operations or supplies due to changes in market demand or increased servicing costs. There can be no assurance that we will be able to maintain favorable relationships with the providers of these services, in which case we may be unable to provide customers with our full range of services. Many of the factors necessary for the success of these relationships are beyond our control.

Failure to maintain customer management will impact the growth of our business

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

Failure to manage our expected growth will negatively impact our business

To effectively manage anticipated growth, we will need to expand or enhance our management, network operations, customer service, sales and marketing capabilities. We may not be able to hire the management, staff, or other resources required, or install adequate control systems in an efficient and timely manner. Difficulties in installing and implementing new systems, procedures and controls may significantly burden management and strain our internal resources. Delays in the implementation of new systems or operational disruptions when transitioning to new systems could impair our ability to accurately forecast sales demand, manage product inventory and record and report financial and management information on a timely and accurate basis. There can be no assurance that our allocation of available capital will be sufficient to meet our expansion goals.

Government regulation and legal uncertainties relating to IP telephony could harm our business

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

Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility and potentially limit our ability to compete effectively. Further, regulations and laws that affect the growth of the Internet could hinder our ability to provide our services over the Internet.

Our business may become subject to extensive government regulation and taxation in multiple jurisdictions

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

The VOIP and communications services industry is very competitive

The market for communications services, including IP and managed network services offered by us, is extremely competitive. Presently, we compete (at varying degrees depending on their involvement with small to medium sized business customers) with firms including Vonage, Covad Communications, AT&T, Packet 8, Inc. and Qwest Communications, as well as technology firms including Savvis Communications, SiteLite, RedSiren, NetSolve, NUVO, Opsource and OneConnect. To a lesser extent, we compete for certain network monitoring or secure access services with “virtual network operators” including Vanguard, iPass, Sirocom, Virtela, Megapath and FiberLink. We compete in offering IP services with various national and local providers. We expect to receive competition from both value added resellers and systems integration firms that participate in the small to medium business customers’ networking purchases. In Denver, we compete for small to medium sized business customers with Qwest Communications, Covad, and C-Beyond, which provide certain related vendor network services.

Many of these competitors have substantially greater capital resources, larger customer bases, marketing experience, research and development staff and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. It is impossible to quantify the number of competitors since they include both the companies to whom we attempt to sell our products and services and various other IP services companies.

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

If we fail to introduce new products or services, or our existing products or services are not accepted by potential customers, we may not gain or may lose market share

Rapid technological changes and frequent new product introductions are typical for the small to medium sized business market we serve. Our future success will depend in part on continuous, timely development and introduction of new products and services that address evolving market requirements. We believe successful new product and service introductions provide a significant competitive advantage because customers invest their time in selecting and learning to use new products and are often reluctant to switch products. To the extent we fail to introduce new and innovative products and/or services, we may lose market share to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

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

We have entered into written employment agreements with Ron Pitcock, our Chief Executive Officer, Donald W. Prosser, our Chief Financial Officer, and Robert T. Flood, our Chief Information and Technology Officer and we have purchased “key man” or related life insurance policies on the life of Ron Pitcock. There can be no assurance, if the services of any of these individuals were unavailable, that we would be able to employ qualified replacements to perform these services on terms suitable to us.

Currently, we are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud

Our internal controls and operations are subject to extensive SEC regulation and reporting obligations. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Shares.

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

Risks Related to Our Common Stock

Our share price has fluctuated in the past and may continue to fluctuate in the future

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

Trading in shares of companies, such as ours, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance. As of the date hereof, we have filed Form 211 to initiate trading of our common stock on the OTC Bulletin Board, which application is pending our resolution of the outstanding SEC comments. Until this application is approved, of which there can be no assurance, no market maker is presently publishing bid and asked quotations in our common stock.

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

The common stock is considered a “penny stock”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the common stock may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the securities and may affect the ability of investors to sell their shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting issuer (as defined by in Item 10(f)(1) of Regulation S-K), the Company is not required to report unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY

Presently, we maintain our principal office at 1720 S. Bellaire Street, Suite 200, Denver, Colorado. At present, we lease approximately 8,000 square feet at an annual lease cost of $99,996 under a sub-lease which expires in January 2010. We maintain co-location facilities for equipment in various markets as required. We maintain a website at www.IPtimize.com. The information contained on that website is not deemed to be a part of this annual report.

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

ITEM 3.	LEGAL PROCEEDINGS

In addition to one routine matter incidental to our business, we are presently party to the following legal proceeding:

The Company is the defendant in Civil Action No. 2008-CV-6792, pending in the District Court for the City and County of Denver, Colorado, and titled Michael Dozier v. IPtimize, Inc. The plaintiff, who formerly worked with the Company, alleges that he is entitled to 750,000 more shares of stock in the Company than he has received and is claiming the monetary value of those shares, damages for mental and emotional suffering, and associated fees and costs. The Company has denied all liability. Though settlement negotiations have begun, the case is set for a jury trial commencing 17 August 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2008 we held an annual meeting of the shareholders on December 10, 2008. The meeting was noticed and proxy was filed on Form 14-A (Rule 14a-101) dated November 10, 2008. The meeting was held and 12,271,601 shares were voted either by proxy or in person or 66.43%. The following are the matters voted on and all were passed.

1.	Elect directors, each to serve such term as set forth herein or until his successor has been duly elected and qualified;

2.	Approve additional issuances of IPtimize Inc.’s securities;

3.	Approve the Equity Incentive Plan 2008;

4.	Ratify the appointment of Ronald R. Chadwick PC., CPA as our independent certified public accountants;

No other matters were submitted to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	The following table sets forth the range of high and low bid price information for our Common Stock for each fiscal quarter for the past two fiscal years and for the first quarter of the current fiscal year as reported by the Pink OTC Markets Inc. and obtained from Yahoo Finance. High and low bid quotations which represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions, have been adjusted to reflect the one for three reverse split which became effective on October 10, 2007; and may not necessarily represent actual transactions.

(b)

	HIGH BID	LOW BID
Year Ended December 31, 2008:
Fourth Quarter	$.48	$.17
Third Quarter	.70	.22
Second Quarter	.53	.13
First Quarter	.74	.11
Year Ended December 31, 2007:
Fourth Quarter	$.60	$.29
Third Quarter	.30	.18
Second Quarter	.24	.15
First Quarter	.72	.42

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

Holders

As of December 31, 2008, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	618

The number of record holders of our Common Stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The exact number of these shareholders is unknown to us. As of December 31, 2008, there were six holders of our Series A Preferred Stock and ten holders of our Series B Preferred Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)(c)
Equity compensation plans approved by security holders	726,667	(1)	Fair market value	273,333	(1)

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

On April 2, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $1,838,780 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into Common Stock at $0.45 per share.

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

October 10, 2008, the Company offered a $525,000 Debenture offering of which $375,000 was received by December 31, 2008 and the balance of the offer was closed on February 15, 2009. The terms of the notes are 12% due in one year, interest paid quarterly, and convertible into Common Stock at $0.30 per share.

On December 19, 2008 the Company borrowed $100,000 from a private party on a demand note. The terms are 12% interest monthly and 25,000 shares of unregistered shares of common stock as a fee.

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

(b)	Rule 463 is not applicable.

(c)	During the fourth quarter of the fiscal year covered by this annual report, we did not repurchase any shares of our Common Stock.

ITEM 6.	SELECT FINANCIAL DATA

As a smaller reporting issuer (as defined by in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

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

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the Securities and Exchange Commission. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;

•	Critical accounting policies;

•	Results of operations;

•	Overview of business segments;

•	Liquidity, capital resources and outlook for 2009;

•	New accounting pronouncements.

We are a broadband voice and data service provider which means that we utilize high speed data network access (including the Internet) to furnish a suite of voice, video and data communications services to cable TV network operators, wire network operators, ISP’s and small and medium sized businesses. We are often referred to as a hosted service provider because we provide the technology and service components used to furnish Internet Protocol (or “IP”) based communication services to our customers and thereby serve as a single point of contact. Our customers use their broadband connection to the Internet to reach our Voice over IP (“VoIP”) servers (used to manage and route calls) which direct their call to a national broadband network thereby enabling our customers to connect to any phone at any destination in the world. Our voice and network services reduce our customers communications costs, decrease complexity, and increase productivity.

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

Our service is enabled by three primary components, owned or leased by us:

•	Servers and other computer hardware owned by us;

•	Computer software acquired under license from independent third parties; and

•	Network access provided by our service partners.

While these same components are available to our competitors, we manage these components in a way which we believe provides superior service to our customers. For example, our service allows customers to place and receive telephone calls anywhere in the world, wherever digital network access is available. Our services are carrier agnostic and terminal equipment agnostic.

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

Our service solutions are designed specifically for the small to medium business market as well as the residential market. We measure our growth by the number of IP endpoint addresses under management. These endpoints represent unique identifiers for telephones, computers, and servers that link communication services together and manage security and control functions. As of December 31, 2008, we have 6,051 IP endpoint addresses under management. Our goal is to increase this number through internal growth and acquisitions.

We are engaged in the business of optimizing broadband networks for communication requirements for our customers. While we hope to increase our service offerings in the future, we do not anticipate entering a different industry segment.

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

•

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2008. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. Our significant accounting policies are described in Note 2 to the financial statements. The accounting estimate and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Principles of Consolidation

The consolidated financial statements include the accounts of IPtimize, Inc. and its subsidiary IP Solutions, Inc. All significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, lines of credit, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of our long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

Results of Operations

The nature of our operation and the use of new technology in our business create certain challenges and risks to us in our growth and changes in operations. These challenges and risks are discussed in Item 1 of this Annual Report. However, certain of these factors are especially important to this discussion and in understanding our results of operations, financial condition and cash flows, and the reason why historical results may not be indicative of our future performance.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007.

The following data has been derived from our statements of operations for the two years ended December 31, 2008. The information presented below and in the following discussion was derived from audited financial information.

	Year Ended December 31,
Statement of Operations Data	2007	2008
	As restated
Revenue	$1,025,152	$1,696,659

Costs of sales	734,463	1,260,706
Salaries & wages	902,378	1,739,501
Consulting	760,244	3,584,110
Taxes	76,982	281,950
Rent	77,424	114,975
Legal & Accounting	236,843	153,267
Marketing	233,346	1,260,282
Insurance	82,752	176,296
Other general & administrative	137,286	552,442
Depreciation and amortization	55,763	174,847

Total costs and expenses	3,297,481	9,298,376

Net operating (loss)	(2,272,329)	(7,601,717)
Other income (expense)
Loss on acquisition	(250,000)	—
Gain on settlement of debt	37,672	395,635
Interest income	—	5,573
Interest expense	(431,260)	(1,048,635)

Net (loss)	(2,915,917)	(8,249,144)
Preferred stock dividend	(329,700)	(299,190)

Net (loss) attributable to common stockholders	$(3,245,617)	$(8,548,334)

Revenue. Our total revenue for the year ended December 31, 2008 was $1,696,659 compared to $1,025,152 for the year ended December 31, 2007. Our revenue increased $671,507, or 65.5% due primarily to a focus on growth of our managed IP services, primarily VoicePilot and VoIPConnect.

Our recurring managed IP service revenue increased approximately $615,656 or 72.9% in 2008 versus 2007. Recurring service revenue represented 85% of the total revenue in 2008 versus 56% in 2007. IP endpoints under management represents the number of IP addresses which we bill monthly recurring service fees on. As the number of IP endpoints increases, we see a corresponding increase in our monthly recurring revenues. IP endpoints under management increased from approximately 2,000 to 7,000 from December 31, 2007 to December 31, 2008.

Cost of Sales. Our cost of sales for the year ended December 31, 2008 was $1,260,706 compared to $734,463 for the year ended December 31, 2007. Costs increased $526,243, or 71.7%, due primarily to the increased sales of hosted VoIP Services.

Our gross profit margin for 2008 was 26%, down from 29% for 2007. This reflects the change in our focus from one-time equipment sales to a recurring revenue business model based on managed services. Despite the decreased margin, we believe that the revenue from our current model is more sustainable and will benefit us in the long term. In addition the purchasing of the above described will allow us to provide more of the services internally and not have to purchase the use of these services from an outside vendor for a higher cost. Our long term plan to increase the margins to approximately 50% are based on the purchase of a soft switch which allows us to operate without purchasing the soft switch services from a wholesaler. We will save the markup that the wholesaler charges for the services that we can provide on our own soft switch. We believe that we will have the soft switch up and begin saving on our margin by the second quarter of 2009. We have purchased the hardware, installed the equipment and are in the process of purchasing the balance of the software needed to be fully operational.

General and Administrative. Our General and Administrative expenses for the year ended December 31, 2008 were $5,037,970 compared to $2,563,018 for the year ended December 31, 2007 representing a increase of $2,474,952.

Salaries and wages increased to $1,739,501 for the year ended December 31, 2008 from $902,378 for the year ended December 31, 2007. The increase in salaries and wages is a result of an increase in the workforce, from 7 on December 31, 2007 to 27 on December 31, 2008, this increase was $837,123 or 92.8%. This increase included charges of $452,523 for the period costs of the issuance of opinions issued in late 2007 and early 2008.

The consulting fees increased from $760,244 for the year ended December 31, 2007 to $3,584,110 for the year ended December 31, 200 or a increase of $2,823,866 or 371.4%. The increase is mostly due to the termination of consulting contracts that were set up to be amortized over three years and terminated in the fourth quarter of 2008. In addition, we had several outside business consultants that were helping with the business plan, financing, and business strategies. All of these consultants were paid with unregistered common stock. There was a decrease in the consulting expense paid in cash as a result of a reduced need for the services rendered by the consultants in the IT area.

Taxes increased to $281,950 for the year ended December 31, 2008 from $76,982 for the year ended December 31, 2007. The increase reflects the payroll tax increase related to a larger staff in 2008. It also includes an estimate of penalties and interest that maybe due to the Internal Revenue Service because the payroll taxes for 2004 through 2007 were not paid until March 2008 of $176,000.

Rent increased to $114,975 for the year ended December 31, 2008 from $77,424 for the year ended December 31, 2007, a 48.5% increase. This increase is due to the expiration of an office lease and the move to new offices. Legal and accounting was $153,267 for the year ended December 31, 2008 as compared to $236,843 for the year ended December 31, 2007 a decrease of $83,576 (35.9%) The decrease in legal and accounting was the result of filing a Form 10 with the SEC, two years audits, and the due diligence on a proposed acquisition for the year ended December 31, 2007 verse less filings, less legal, and one audit for the year ended December 31, 2008. The Marketing expense for the year ended December 31, 2008 was $1,260,282 as compared to $233,346 for the year ended December 31, 2007. The increase was $1,026,936 or 440.1% and was due to the termination of a contract for public relations that was being amortized over three years. The remaining balance of $1,041,250 was included in the December 31, 2008 expense. Insurance for the year ended December 31, 2008 was $176,296 as compared to $82,752 for the year ended December 31, 2007. The increase includes D&O insurance, additional health insurance costs, and additional liability insurance costs for 2008. The Other General and administrative expenses increased to $552,442 for the year ended December 31, 2008 from $137,286 for the year ended December 31, 2007, an increase of $415,155 or 302.4%. These costs increased as a result of increase overhead related to growth of sales, building the structure to manage the sales growth and customer service demand related to the soft switches.

Depreciation and amortization increased to $174,847 for the year ended December 31, 2008 from $55,763 for the year ended December 31, 2007, an increase of $119,084. The increase was due to addition depreciation on switch and server hardware and amortization of the covenant not to compete and customer list for the AFS transaction.

Other Income and (Expense). Our total other expense for the year ended December 31, 2008 was $(647,427) compared to $(643,588) for the year ended December 31, 2007. The Other Income and (expense) for the year ended December 31, 2008 includes income from debt settlement of $395,635 and interest income of $5,573 that is an increase from the same period 2007 of $363,536. Interest expense for the year ended December 31, 2008 was $880,801 or an increase of $517,265 due to increased debt.

Net Loss.

Our net loss attributable to common stockholders for the year ended December 31, 2008 was $(8,548,334) compared to $(3,245,617) for the year ended December 31, 2007. Since our inception, we have incurred significant operating losses. These losses can be attributed to insufficient revenue and operating margins to cover: (i) fixed expenses including personnel, office facilities, and network infrastructure; and (ii) variable expenses associated with product development, legal expense, debt costs, and capital formation expenses. Our business strategy to increase revenue, operating margin, and cash flow includes:

•	Targeted cable systems in second, third and fourth tier cities for use of our system platform to provide them our hosted services;

•	Strategically targeted acquisitions that include need infrastructure and matching services, and

•	Organic growth through a direct sales team and sales agent partner program.

We believe the execution of our business strategy, will add sufficient operating margins in excess of our expenses to generate positive earnings before interest, tax, depreciation, and amortization (EBITDA). However, these activities require additional capital resources and working capital to complete, (See, “Liquidity and Capital Resources,” below). To meet these and other requirements, we have raised additional funds, from several parties in the form convertible loans and a convertible bridge loan. We are in negotiation to sale preferred stock and to sale additional common stock. We are in the process of negotiating additional debt for the acquisition of needed soft switch equipment and working capital growth. The funding will be secured by the soft switch and related equipment. The working capital will be secured by accounts receivables. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding. Our plan is to negotiate with the present debt and preferred stock holder a plan of conversion that will work with the additional funding required creating equity and positive cash flow. We plan to begin this process June 1, 2009. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Liquidity and Capital Resources

December 31, 2008.

As of December 31, 2008, we had a working capital deficit of $5,665,270, consisting of current assets of $479,777 and current liabilities of $6,145,047. Current assets were $963 in cash, $254,407 of accounts receivable, and prepaid expenses of $224,407.

Current liabilities as of December 31, 2008 were $6,145,047, an increase of $2,121,876 over December 31, 2008. The increase was primarily due to an increase in notes payable of approximately $2,166,000.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern due to our recurring losses and working capital and stockholders’ deficits. As of December 31, 2008, we had stockholders’ deficit of $(7,944,861) a increase from $(3,164,172) on December 31, 2007. Our working capital deficit had grown from $3,817,847 as of December 31, 2007 to $5,665,270 as of December 31, 2008. Our ability to continue in operation is subject to increasing revenue and obtaining capital from outside sources. There is no assurance that we will be successful in either endeavor.

Subsequent to December 31, 2008, We were able to complete to two debt offering:

1) On April 5, 2009 we closed on the 2009 Bridge Note financing. The terms of the financing are $250,000 12% interest convertible at $0.12 per share of Common Stock, 8,333 shares of common stock per thousand as a fee, due April 2010.

2) We borrowed $300,000 in May from five investors at 12% interest and 8,333 shares of common stock per thousand as a fee, due upon the closing of a major financing.

We have received loans in 2009 from the Chief Financial Officer, four Board of Director members, and a 5% shareholder in excess of $350,000. There are no terms on these advances and the compensation committee of the board of directors has been asked to determine the compensation on these loans. In addition, the Chief Executive Officer, Chief Financial Officer, Controller and several salesmen are working for deferred compensation and several of the middle level managers have taken cuts in compensation until we get cash flow positive.

Cash used by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Our operating activities used approximately $4,398,904 of cash during 2008 compared with cash used in operating activities of $899,677 during 2007. The increase in cash used in 2008 is due in large part to a $213,758 decrease in accounts payable and accrued liabilities and $164,488 in increase of accounts receivable. Historically, we have financed our operations by issuing equity and debt securities for cash and services, as our operations have consistently used rather than provided cash.

Net cash used in investing activities is for the purchase of fixed assets and other investing activities. In 2007, we used $1,333,196 for the purchase of fixed assets and $119,773 for other assets. During 2007, we used $111,591 for the purchase of fixed assets.

Cash flows from financing activities consist primarily of proceeds from loans and the sale of equity. During 2008, cash provided by financing activities was $6,059,246 which included proceeds from: (i) $1,650,000 of convertible bridge notes; (ii) $1,525,000 of notes payable; (iii) $600,000 from the working capital loan; (iv) proceeds from the sale of convertible debentures of $2,188,779; (v) $95,467 of bank overdraft. The cash used by financing activities was $(232,634) which includes the payments of: (i) cash payment of Series B Preferred dividend of $(47,850); (ii) $(165,661) of payments on Notes Payable; and (iii) $(19,123) payments on capital leases. During 2007, cash provided by financing activities was $1,153,080 which included proceeds from: (i) $325,000 of convertible bridge notes; (ii) $808,080 of other notes payable; and (iii) $20,000 of preferred stock; offset by uses of financing activities of $(7,565) to cover the bank overdraft, cash payment of Series B Preferred dividend of $(47,850); $(34,211) for payments of notes payable; and $(21,612) payments on capital leases.

Contractual Obligations and Commercial Commitments

Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Long-term Debt	$7,198,862	$3,442,969	$3,755,893	$—	$—
Capital Leases	$6,273	$6,273	$—	$—	$—
Operating Leases	$114,975	$114,975	$—	$—	$—

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159, if elected, on our Consolidated Financial Statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”): SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.”

ITEM 8.	FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Iptimize, Inc.

Denver, Colorado

I have audited the accompanying consolidated balance sheet of Iptimize, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iptimize, Inc. as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ronald R. Chadwick, P.C.

Aurora, Colorado

May 28, 2009

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

Denver, Colorado

June 13, 2008

IPtimize, Inc.

Consolidated Balance Sheets

December 31,

	2007	2008
	(Restated)
Assets
Current Assets
Cash in bank	$26,224	$963
Accounts receivable, net of allowance for doubtful accounts	66,630	254,407
Prepaid expenses	112,470	224,407

Total current assets	205,324	479,777

Fixed Assets
Furniture, fixtures, equipment and software	265,892	1,599,088
Less: Accumulated depreciation	(163,509)	(321,721)

Total fixed assets, net of depreciation	102,383	1,277,367

Other Assets
Prepaid marketing and services costs	2,104,587	—
Covenant not to compete & customer lists, net	—	103,138
Deposits	16,289	10,000

Total other assets	2,120,876	113,138

Total Assets	$2,428,583	$1,870,282

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,854,897	$1,731,073
Bank overdraft	—	95,467
Notes payable	446,885	1,187,125
Bridge notes payable – current	925,000	2,724,844
Leases payable – current	22,951	6,273
Deferred revenue	12,591	13,598
Working capital notes payable	—	386,667
Due to related parties	760,847	—

Total current liabilities	4,023,171	6,145,047

Long Term Liabilities
Leases payable	2,445	—
Bridge notes payable	325,000	—
Debenture notes payable	—	1,933,738
Notes payable	—	630,822
Preferred dividend payable	105,000	185,090

Total long term liabilities	432,445	2,749,650

Total liabilities	4 ,455,616	8,894,697

Redeemable Preferred Stock
Preferred stock, $.001 par value, 30,000,000 shares authorized
Series A - 1,104,236 (2007) & 606,807 (2008) shares issued and outstanding	883,389	485,446
Series B - 435,000 shares issued and outstanding	253,750	435,000

Total Redeemable Preferred Stock	1,137,139	920,446

Stockholders’ (Deficit)
Common stock, $.001 par value, 70,000,000 shares authorized, 12,942,247 (2007) and 18,472,979 (2008) shares issued and outstanding	12,942	18,473
Additional paid in capital	10,522,795	14,284,909
Accumulated (deficit)	(13,699,909)	(22,248,243)

Total stockholders’ (deficit)	(3,164,172)	(7,944,861)

Total Liabilities and Stockholders’ (Deficit)	$2,428,583	$1,870,282

See the accompanying notes to the consolidated financial statements.

IPtimize, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

	2007	2008
	(Restated)
Revenue	$1,025,152	$1,696,659
Cost of Sales	734,463	1,260,706

	290,689	435,953

General & Administrative Expenses
Salaries and wages	902,378	1,739,501
Consulting	760,244	3,584,110
Other General and administrative
Taxes	76,982	281,950
Rent	77,424	114,975
Legal and Professional	236,843	153,267
Marketing	233,346	1,260,282
Insurance	82,752	176,296
Other	137,286	552,442
Depreciation and amortization	55,763	174,847

Total expenses	2,563,018	8,037,670

Net Operating (Loss)	(2,272,329)	(7,601,717)

Other (Expense)
Loss on terminated of acquisition	(250,000)	—
Gain on settlement of liabilities	37,672	395,635
Interest Income	—	5,573
Beneficial conversion feature interest	(112,500)	(167,834)
Interest expense	(318,760)	(880,801)

Total other (expense)	(643,588)	(647,427)

Net (Loss)	(2,915,917)	(8,249,144)
Beneficial conversion feature Preferred B dividend	(217,500)	(181,250)
Preferred stock dividends	(112,200)	(117,940)

Net (Loss) attributable to common shareholders	$(3,245,617)	$(8,548,334)

Weighted Average Shares Outstanding - Basic and Diluted	10,708,717	15,470,265
Net (Loss) per Common Share - Basic and Diluted	$(0.30)	$(0.55)

See the accompanying notes to the consolidated financial statements.

IPtimize, Inc.

Consolidated Statements of Stockholders’ (Deficit)

For the Years Ended December 31, 2007 and 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2006 (Restated)	8,373,182	$8,373	$7,411,156	$(10,454,292)	$(3,034,763)
Stock issued for services	1,292,669	1,293	1,248,207	—	1,249,500
Stock issued for capital formation	2,978,333	2,978	1,471,783	—	1,474,761
Stock cancelled for non-performance	(99,000)	(99)	—	—	(99)
Stock issued for compensation	83,332	83	34,917	—	35,000
Stock issued for debt	68,170	68	28,563	—	28,631
Stock issued for settlement of accrued compensation	195,556	196	87,804	—	88,000
Warrants and option value for compensation and fees	—	—	194,940	—	194,940
Stock issued for loan fees	50,005	50	45,425	—	45,475
Beneficial conversion feature dividend	—	—	—	(217,500)	(217,500)
Preferred stock dividend	—	—	—	(112,200)	(112,200)
Net (loss)	—	—	—	(2,915,917)	(2,915,917)

Balance at December 31, 2007 (Restated)	12,942,247	$12,942	$10,522,795	$(13,699,909)	$(3,164,172)
Stock issued for conversion of Preferred A	165,813	166	397,778	—	397,944
Stock issued for settlement of debt	74,632	75	28,550	—	28,625
Stock issued for services	4,141,668	4,141	1,893,045	—	1,897,186
Stock issued for conversion notes	808,754	809	364,130	—	364,939
Stock issued for interest	35,000	35	16,215	—	16,250
Stock issued for loan fees	108,443	109	38,808	—	38,917
Stock issued for directors fees	196,422	196	94,087	—	94,283
Beneficial conversion feature issuance of convertible notes	—	—	503,500	—	503,500
Warrants and option value for compensation and fees	—	—	426,001	—	426,001
Beneficial conversion feature Preferred B dividend	—	—	—	(181,250)	(181,250)
Preferred stock dividend	—	—	—	(117,940)	(117,940)
Net (loss)	—	—	—	(8,249,144)	(8,249,144)

Balance at December 31, 2008	18,472,979	$18,473	$14,284,909	$(22,248,243)	$(7,944,861)

See the accompanying notes to the consolidated financial statements

IPtimize, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2007	2008
	(Restated)
Cash Flow from Operating Activities
Net (loss)	$(2,915,917)	$(8,249,144)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Allowance for bad debt	(18,642)	(23,289)
Amortization of stock compensation for marketing and services	517,523	2,104,587
Stock compensation for services	—	1,922,885
Gain on settlement of liabilities	(37,672)	(395,635)
Loss on termination of acquisition	250,000	—
Non-cash interest expense	308,628	122,573
Depreciation and amortization	55,763	174,834
Beneficial conversion feature	112,500	180,938
Changes in:
Accounts receivable	(13,039)	(164,488)
Inventory	18,313	—
Prepaid	(15,000)	44,313
Deposits	1,233	6,289
Accounts payable and accrued expenses	626,927	(213,758)
Deferred revenue	8,692	1,007
Accrued interest	201,014	89,984

Net cash (used in) operating activities	(899,677)	(4,398,904)

Cash Flow from Investing Activities
Purchase of fixed assets	(111,591)	(1,333,196)
Issue convent not to compete	—	(50,000)
Purchase of customer list	—	(69,773)

Net cash (used in) investing activities	(111,591)	(1,452,969)

Cash Flow from Financing Activities
Proceeds from bridge loans	325,000	1,650,000
Bank overdraft	(7,565)	95,467
Cash dividend payment Preferred B	(52,200)	(47,850)
Payments notes payable	(34,211)	(165,661)
Proceeds from notes payable	808,080	1,525,000
Cash received for issuance of preferred stock	20,000	—
Payments on capital leases	(21,612)	(19,123)
Proceeds from working capital notes	—	600,000
Proceeds from issuance of debentures	—	2,188,779

Net cash provided by investing activities	1,037,492	5,826,612

Net increase (decrease) in cash	26,224	(25,261)
Cash - beginning of year	—	26,224

Cash – end of year	$26,224	$963

Supplemental Disclosure
Interest paid	$—	$389,748
Income taxes paid	$—	$—
Non-Cash Financing and Investing Activities
Stock issued for debt	$28,631	$—
Stock issued for conversion of bridge notes	$—	$185,000
Stock issued for interest expense	$—	$11,750

See the accompanying notes to the consolidated financial statements.

IPtimize, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2008

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

Reclassifications

Certain amounts in the year ended December 31, 2007 or as of December 31, 2007 have been reclassified to conform to current year’s presentation.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At December 31, 2007 the allowance for doubtful accounts was $14,486 with bad debt expense for the year of $33,465, and at December 31, 2008 the allowance for doubtful accounts was $37,075 with bad debt expense for the year of $46,601.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 & 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, leases payable, line of credit and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2007 and 2008, management believes that there is no impairment on long-lived assets.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted and there is no impact of adopting SFAS No. 159 on our Consolidated Financial Statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. We have adopted and there is no effect on the Consolidated Financial Statements.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”): SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”): SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.”

Note 2. Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements

On January 14, 2009, the Audit Committee met after a meeting with the SEC, the Company’s Chief Financial Officer and Audit Committee Chairman regarding a Comment Letter received December 19, 2008 to determine if the Company must issue an 8-K stating that the financial statements for December 31, 2006 and 2007 could not be relied upon and the Company must restate its results of operations for the years ended December 31, 2006 and 2007 and balance sheet as of December 31, 2007. In addition, it was determined that one of the discussed items effected the statements of operations for the fiscal quarterly periods ended March 31, 2008, June 30, 2008, and September 30, 2008 and the Company would restate those items as part of the filing of the present Annual Report on form 10-K for the current fiscal year 2008.

The Company filed an 8-K/A dated January 27, 2009, that amended the 8-K filed on January 29, 2009, on February 10, 2009 that outlined the issues for the financial statements non-reliance for the above mentioned fiscal periods. The error in the calculation of the embedded beneficial conversion feature was discovered in the process of the Company’s preparation of answers to a comment letter received from the SEC regarding its filing for Fiscal 2007. The Audit Committee of the Board discussed the foregoing matters with the Company’s independent accountants. The Company, with its independent accounting firm, under the supervision of its Audit Committee and with the assistance of an independent accounting expert, is inquiring into the circumstances relating to the foregoing error to assure that there are no other financial reporting or disclosure control items that may be of concern.

The restatement of the results of operations for Fiscal 2006 and 2007 will affect the interest expense related to the 2006 bridge notes for both Fiscal 2006 and 2007 and there will be a restatement of the dividend costs for the Company’s preferred B stock for both Fiscal 2006 and 2007. The issues both result from an accounting error relating to the calculation of an embedded beneficial conversion feature under the accounting provisions EITF 98-5 and EITF 00-27 that require that a calculation be made to reflect the embedded value of a security that is in the money at the date of issuance. These provisions provide that the calculation includes the value of the benefit be discounted for the length of the holding period.

The embedded beneficial conversion feature for the 2006 bridge notes has a value at the date of issuance of $675,000 to be accreted over the one year term of the loans. The amount for Fiscal 2006 was $562,500 which represents 10 months of expense and has been classified as interest expense on the restated financial statements and has increased the net loss for Fiscal 2006 to $3,420,035. The affect of this cost on loss per share is $0.07 per share and increases the loss per share to $0.43. The amount for Fiscal 2007 was $112,500 which represents 2 months of expense and will be classified as interest expense on the restated financial statements. The loss for Fiscal 2007 will increase to $2,915,917. The affect of this cost on loss per share is less then $0.01 per share and the loss to $0.27 will remain unchanged. The Fiscal 2007 expense was all incurred in the first Fiscal quarter March 31, 2007.

The embedded beneficial conversion feature for the preferred B stock has a discounted value at the date of issuance of $435,000 to be accreted over the two year term of the preferred B stock term. The amount for Fiscal 2006 was $36,250 which represents 2 months of expense and will be classified as dividend expense on the restated financial statements. The affect of this cost on loss per share is $0.003 per share to the common shareholder. The amount for fiscal 2007 was $217,500 which represents 12 months of expense and will be classified as dividend expense on the restated financial statements. The affect of this cost on loss per share is $0.03 per share to the common shareholders. The Fiscal 2008 has an expense for the total year of $181,250 as dividend expense. Part of this dividend will affect the earnings per share to the common shareholder in the first three fiscal quarters of the 2008. The total added of the dividend expense for the three fiscal quarters 2008 is estimated at $163,125 or an estimated at $0.01 loss per share to the common shareholder.

The Company restated its 2007 annual financial statements to reflect the above changes. The Company also restated the 2008 quarterly financial information to the consolidated financial statements in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008, see tables below.

Restated Balance Sheets for Fiscal 2006 and 2007

(In Thousands)

	2006 As Reported	2006 Restate Adjustment	2006 As Restated	2007 As Reported	2007 Restate Adjustment	2007 As Restated
Assets
Current assets	$53	$—	$53	$206	$—	$206
Fixed assets	47	—	47	102	—	102
Other assets	267	—	267	2,121	—	2,121

Total Assets	$367	$—	$367	$2,429	$—	$2,429

Liabilities
Current liabilities	$2,595	$(112)	$2,483	4,023	—	4,023
Long-term debt	20	—	20	433	—	433

Total Liabilities	2,615	(112)	2,503	4,456	—	4,456

Preferred Stock
Series A	883	—	883	883	—	883
Series B	415	(399)	16	435	(181)	254

Total Preferred Stock	1,298	(399)	899	1,318	(181)	1,137

Stockholders’ Deficit
Common stock	8	—	8	13	—	13
Additional paid-in capital	6,301	1,110	7,411	9,413	1,110	10,523
Accumulated (deficit)	(9,855)	(599)	(10,454)	(12,771)	(929)	(13,700)

Total Stockholders’ Deficit	(3,546)	511	(3,035)	(3,345)	181	(3,164)

Liabilities and Stockholders’ deficit	$367	$—	$367	$2,429	$—	$2,429

Restated Statements of Operations for Fiscal 2006 and 2007 (In Thousands)
	2006 As Reported	2006 Restate Adjustment	2006 As Restated	2007 As Reported	2007 Restate Adjustment	2007 As Restated
Revenue	$921	$—	$921	$1,025	$—	$1,025
Cost of Sales	515	—	515	734	—	734

	406	—	406	291	—	291

General and Administrative Expenses
Salaries and wages	988	—	988	804	—	804
Consulting	774	—	774	374	—	374
Rent	63	—	63	78	—	78
Legal and Professional	92	—	92	237	—	237
Marketing	67	—	67	233	—	233
Other	813	—	813	781	—	781
Depreciation	22	—	22	56	—	56

Total Expenses	2,819	—	2,819	2,563	—	2,563

Net Operating (loss)	(2,413)	—	(2,413)	(2,272)	—	(2,272)

Other income (expenses)
Loss on termination	—	—	—	(250)	—	(250)
Gain on settlement	3	—	3	37	—	37
Interest expense	(448)	—	(448)	(319)	—	(319)
Beneficial conversion feature interest	—	(562)	(562)	—	(112)	(112)

Total other income (expense)	(445)	(562)	(1,010)	(532)	(112)	(644)

Net (Loss)	(2,858)	(562)	(3,420)	(2,804)	(112)	(2,916)
Preferred stock dividend	(50)	—	(50)	(112)	—	(112)
Beneficial conversion feature related Series B Preferred stock	—	(36)	(36)	—	(218)	(218)

Net (Loss) attributable to common shareholders	$(2,908)	$(598)	$(3,506)	$(2,916)	$(218)	$(3,246)

Weighted average shares Basic and Diluted	7,898	7,898	7,898	10,708	10,708	10,708
Net (Loss) per Common share – Basic and Diluted	$(0.36)	$(0.08)	$(0.44)	$(0.27)	$(0.02)	$(0.29)

Restated Statements of Operations for 2008 Quarter Ended

(In Thousands)

(unaudited)

	March 31 As Reported	Restate Adjustment	March 31 As Restated	June 30 As Reported	Restate Adjustment	June 30 As Restated
Revenue	$284	$—	$284	$286	$—	$286
Cost of Sales	223	—	223	219	—	219

	61	—	61	67	—	67

General and Administrative Expenses
Salaries and wages	230	—	230	379	—	379
Consulting	446	—	446	233	—	233
Rent	26	—	26	26	—	26
Legal and Professional	31	—	31	26	—	26
Marketing	143	—	143	209	—	209
Other	133	—	133	342	—	342
Depreciation	10	—	10	10	—	10

Total Expenses	1,019	—	1,019	1,226	—	1,226

Net Operating (loss)	(958)	—	(958)	(1,159)	—	(1,159)

Other income (expenses)
Interest income	—	—	—	5	—	5
Gain on settlement	210	—	210	26	—	26
Interest expense	(158)	—	(158)	(179)	—	(179)
Beneficial conversion feature interest	—	—	—	—	—	—

Total other income (expense)	52	—	52	(148)	—	(148)

Net (Loss)	(906)	—	(906)	(1,307)	—	(1,307)
Preferred stock dividend	(28)	—	(28)	(28)	—	(28)
Beneficial conversion feature related Series B Preferred stock	—	(54)	(54)	—	(54)	(54)

Net (Loss) attributable to common shareholders	$(934)	$(54)	$(988)	$(1,335)	$(54)	$(1,389)

Weighted average shares Basic and Diluted	13,092	13,092	13,092	14,339	14,339	14,339
Net (Loss) per Common share – Basic and Diluted	$(0.07)	$(0.004)	$(0.08)	$(0.09)	$(0.004)	$(0.10)

Restated Statements of Operations for 2008 Quarter Ended (continued)

(In Thousands)

(unaudited)

	September 30 As Reported	Restate Adjustment	September 30 As Restated
Revenue	$454	$—	$454
Cost of Sales	226	—	226

	227	—	227

General and Administrative Expenses
Salaries and wages	449	—	449
Consulting	300	—	300
Rent	26	—	26
Legal and Professional	53	—	53
Marketing	189	—	189
Other	234	—	234
Depreciation	86	—	86

Total Expenses	1,336	—	1,336

Net Operating (loss)	(1,109)	—	(1,109)

Other income (expenses)
Interest income	—	—	—
Gain on settlement	129	—	129
Interest expense	(165)	—	(165)
Beneficial conversion feature interest	—	—	—

Total other income (expense)	(35)	—	(35)

Net (Loss)	(1,144)	—	(1,144)
Preferred stock dividend	(28)	—	(28)
Beneficial conversion feature related Series B Preferred stock	—	(54)	(54)

Net (Loss) attributable to common shareholders	$(1,172)	$(54)	$(1,226)

Weighted average shares Basic and Diluted	15,357	15,357	15,357
Net (Loss) per Common share – Basic and Diluted	$(0.08)	$(0.003)	$(0.08)

Note 3. Acquisition Costs

During 2006, the Company paid cash of $250,000 as earnest money based on the terms and conditions of a letter of intent regarding a proposed acquisition of a company engaged in telecommunications services. The Company terminated the contract in 2007, resulting in a loss on termination.

Note 4. Fixed Assets

As of December 31, 2007 and 2008, the Company owns or has capitalized the following assets under financing leases:

	2007	2008
Furniture and fixtures	$31,475	$31,475
Equipment and software	234,417	1,567,613

	265,892	1,599,088
Less accumulated depreciation	(163,509)	(321,721)

	$102,383	$1,277,367

Depreciation expense charged to operations was $55,918 and $158,212 for 2007 and 2008, respectively. Amortization charged to operations was $0 for 2007 and $16,635 for 2008. The amortization is taken on a five year life for the customer lists and covenant not to compete.

Note 5. Notes Payable

At December 31, notes payable consist of the following:

	2007	2008
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	$7,473	$—
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	3,274	—
Note payable with a vendor as settlement of an outstanding account payable. The note does not bear interest and is due on demand	23,958	23,958
Note payable with another vendor as settlement of an outstanding account payable. Payments of $18,000 and $74,087 were made in 2007 and 2008 respectively. The note does not bear interest and is due on demand	36,925	—
Notes assumed in connection with an acquisition. No payments were made in 2006 or 2007. The note was paid in full in 2008	73,000	—
$330,000 Line of Credit Agreement dated July 2, 2007 for working capital financing. The Line of Credit is secured by all of the Company’s un-pledged and unencumbered tangible and intangible assets. In consideration for the Line of Credit, the Company executed a 11.45% Promissory Note and issued an aggregate of 600,000 restricted shares of Common Stock	302,255	324,725
Note payable to a trust dated September 22, 2008 due October 22, 2008, renewed until monthly on demand, payable 12.99% interest only, unsecured	—	50,000
Note payable with a company dated August 13, 2008 payable at 12% compound interest at $17,796 per month payable and interest, due August 2012, secured by the switching equipment purchased in IP Solutions, (wholly owned subsidiary) The company also received warrants to purchase 400,000 shares of common stock at $0.45 per share. The warrants are five year warrants and were valued at $154,236 using the Black-Scholes option pricing methodology and expensed in 2008. The note holder can call the note at their option as the Company has issued more debt. (related party see note 6)	—	760,113
Note payable with an individual dated October 20, 2008 payable $8,885 per month principal and 12% interest, due October 20, 2009, secured by server equipment.	—	84,151
Note payable with an individual dated July 18, 2008 payable 12.99% interest only due July 18, 2009, secured by server equipment. (related party see note 6)	—	250,000
Note payable to a individual dated December 18, 2008, payable on demand, payable no interest, unsecured. (related party see note 6)	—	25,000
Note payable to a unrelated corporation dated August 1, 2008 due July 31, 2009, payable 12.99% interest only, unsecured, convertible an $0.30 per share	—	100,000
Note payable to a individual dated December 16, 2008 due on demand, payable 12% interest only, unsecured.	—	100,000
Note payable to a partnership dated December 19, 2008 due on demand, payable 12% interest only, unsecured and issued 25,000 restricted shares of Common Stock	—	100,000

Total	446,885	1,817,947
Less Current Portion	446,885	1,187,125

Long-term Portion	$—	$630,822

Note 6. Related Party Debt

The following table below describes the related party debt:

Name	Type Debt	Amount
Ron Pitcock (CEO & Director)	Pre-bridge note (Note 7)	$110,897
Donald W Prosser (CFO)	Notes Payable (Note 5)	25,000
Donald W Prosser (CFO)	2008 Bridge Note (Note 7)	50,000
Donald W Prosser (CFO)	2008 Debentures (Note 9)	114,140
Stan McGinnis (Director)	Pre-bridge note (Note 7)	112,557
Robert J. McGraw Jr. (Director)	2008 Debentures (Note 9)	25,750
Robert J. McGraw Jr. (Director)	Series B Preferred Stock	35,000
Robert J. McGraw Jr. (Director)	Notes Payable (Note 5 Part of equipment note August)	50,000
Michael Geller (Director)	Notes Payable (Note 5)	250,000
Michael Geller (Director)	2008 Bridge Note (Note 7)	100,000
Michael Geller (Director)	2008 Debentures (Note 9)	51,500

Total (All Current Debt)		$924,844

The related party debt at December 31, 2007 was comprised of the following $300,500 of Pre-Bridge Loans; $150,000 of Convertible notes, $50,000 of 90 Days notes, and related accrued interest for a total of $760,847. All of these debts are included in their related note categories for December 31, 2008

Note 7. Bridge Notes Payable

	December
	2007	2008
During 2005, all but one note holder converted their debt from previous years to equity, with interest accruing at 18%.	$50,000	$50,000
During 2006, the Company entered into $875,000 of Convertible Bridge Notes with fourteen individual lenders. Principle and interest is due twelve months from the date of each agreement with interest accruing at 18%. As of December 31, 2007, no payments have been made to the lenders and all Notes are currently in default. The Company is negotiating with each individual lender to covert their Bridge Note to Common Stock at $.25 per share. On January 31, 2008, three lenders have agreed to convert a total of $185,000 of Bridge Notes and accrued interest to 513,848 shares of Common Stock	875,000	668,254

In March 2007, the Company sold an aggregate of $325,000 of convertible bridge notes. (Pre-bridge) The notes, which are due in six months and were extended for an additional year. The extended notes carry an interest rate of 12.99% and include the unpaid interest of $31,950 into the new note The notes are convertible into shares of our Common Stock at $.45 per share. As additional consideration, each lender was granted a five year warrant to purchase two shares of Common Stock at $1.50 per share for each dollar loaned to the Company. The warrants were valued at $4,104 and expensed in 2007 using the Black-Scholes option pricing methodology. In addition, concurrent with extending the notes each lender received a five year warrant to purchase 1 share of common stock at $.45 per share for each $.90 loaned to the Company. (2 related parties see Note 6)

	325,000	356,590

On February 22, 2008, we consummated Bridge Loan Agreements with a group of investors (the “Bridge Loan”). Investors were issued convertible promissory notes of $1,650,000 bearing interest at 12.99% per annum and convertible into 3,666,667 shares of our Common Stock at $0.45 per share The Bridge Loan Agreement granted us the right to prepay the Loan Amount 45 days prior written notice at any time after the closing bid price for our Common Stock for 20 consecutive trading days is $1.35 or greater and the minimum average daily trading volume during such 20 day trading period shall have been 50,000 shares. The investors were also issued five year warrants to purchase an aggregate of 1,833,333 restricted shares of our Common Stock at $0.45 per share. We agreed to register the Bridge Warrant Shares in the first registration statement we file under the Securities Act of 1933, as amended. (2 related parties see Note 6)

	—	1,650,000

Total	1,250,000	2,724,844
Less Current Portion	925,000	2,724,844

Long-term portion	$325,000	$—

Note 8. Working Capital Convertible Note

On September 20, 2008 the Company entered into a working capital convertible loan agreement with five current investors in the Company. The terms of the note are as follows:
1) Interest paid at a rate of twelve and 99/100 (12.99%) percent per annum on an actual day /360 day basis and payable on the 18th day of each month beginning on October 18, 2008;

2) All principal, unpaid interest and other costs incurred in connection with this Note shall be due and payable to the Holder on the on the earlier of: (i) six months from the date of this Working Capital Loan Agreement. (the “Due Date”) and (ii) have the option of the Lender to extend for one (1) additional year (total of 18 months) or (iii) at the option of the lender to receive $50,000 per month plus interest after the Due Date. Both options are at the Leaders discretion and upon 60 days notice. The terms of the note are governed by a Working Capital Loan Agreement. In addition, the loan is convertible at $0.30 per share of Common Stock at the option of the Lender and the Lender received Common Stock purchase warrants for a 1,000,000 shares at $0.45 per share of common stock expiring in five years. The Working Capital Loan includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share. The beneficial conversion feature was valued based on an effective conversion price of $0.30 per common share for 2 million shares. Based on the provisions of Emerging Issues Task Force Issue 00-27, the beneficial conversion feature created a discount benefit of $320,000 on the transaction, with $106,667 being accreted as interest expense in 2008 and remaining valuation balance of $213,333 to be accreted in 2009. The following reconciles the outstanding balance of the Working Capital Loan and its reported balance at December 31, 2008.

Balance of Working Capital Loan at December 31, 2008	$600,000
Less: Beneficial conversion feature to be accreted	213,333

Reported Balance at December 31, 2008	$386,667

Note 9. Debenture Notes Payable

On April 2, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $1,813,779 in debentures. The terms of the notes are 10% due December 31, 2010, interest paid quarterly, and convertible into Common Stock at $0.45 per share. As of December 31, 2008, $132,708 of the debentures has been converted into 294,906 shares of Common Stock at $0.45 per share.	$1,681,071

In October 2008 the Company offered a $500,000 Debenture offering. The terms of the notes are 12% due March 31, 2011, interest paid quarterly, and convertible into Common Stock at $0.30 per share. The offering was completed in March of 2009 and as of December 31, 2008 $375,000 of the funds had been received. The Debenture includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share. The beneficial conversion feature was valued based on an effective conversion price of $0.30 per common share for 1.25 million shares. Based on the provisions of Emerging Issues Task Force Issue 00-27, the beneficial conversion feature created a discount benefit of $183,500 on the transaction, with $61,167 being accreted as interest expense in 2008 and remaining valuation balance of $122,333 to be accreted in 2009. The following reconciles the outstanding balance of the Debentures and its reported balance at December 31, 2008.

Balance of Working Capital Loan at December 31, 2008	375,000
Less: Beneficial conversion feature to be accreted	122,333

Reported Balance at December 31, 2008	252,667

Total Debentures outstanding at December 31, 2008	$1,933,738

Note 10. Preferred Stock, Series A

The Series A Preferred Stock has 10,000,000 designated shares, convertible to common stock one for one anytime, automatically converted on trading price of $1.50 per 20 trading days, 10% cumulative dividend payable in Series A Preferred shares, separate voting rights on any matters affecting the Series A Preferred stock, with superior liquidation rights to Series B Preferred Stock and Common Stock. During 2004, the Company paid with 93,750 shares of the Company’s Series A Preferred stock as part of an acquisition The Company sold 656,250 of the Company’s Series A Preferred stock for a total of 750,000 shares of Series A Preferred or $600,000. The Company also issued 354,236 shares of Series A Preferred Stock in 2006 for accrued dividends of $283,389. The Company owes $180,740 in accumulated dividends payable at December 31, 2008. In November 2008 ten (10) of the Series A Preferred holders exchanged 497,429 shares of the Series A Preferred for 165,810 shares of the Company’s common stock.

Note 11. Preferred Shares, Series B

During 2006, the Company issued 415,000 shares of Series B Preferred Shares for cash of $415,000. During 2007, the Company issued 20,000 shares of Series B Preferred Stock for cash of $20,000. The total issued and outstanding Series B Preferred Stock at December 31, 2008 was 435,000 shares. The Series B Preferred Shares are convertible at any time based on a conversion rate of three (3) Common Stock Shares for every one (1) Series B Preferred Share. The Series B Preferred Shares accrue simple twelve percent (12%) dividend payable on a monthly basis in cash. The Company may elect, after twelve months from the date of each subscription agreement, to repurchase the Series B Preferred Shares in whole or in part. The Company shall be required to repurchase all Preferred Shares not converted upon the twenty-fourth month from the date of each subscription agreement at the original purchase price. The Company has not converted the Series B Preferred Stock or has it paid the December 31, 2008 accrued dividend of $4,350. The Series B Preferred Stock includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share. The beneficial conversion feature was valued based on an effective conversion price of three common share one share of Series B Preferred Stock. Based on the provisions of Emerging Issues Task Force Issue 00-27, the beneficial conversion feature created a discount benefit of $435,000 on the transaction, which was the limit of the benefit as the beneficial conversion feature can not exceed the original invest in the security. The $435,000 was accreted as dividend expense in 2006-2008 over a 24 month period. The final quarter of accretion was the fourth quarter of 2008. (see Note 2)

Note 12. Common Stock

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

On February 14, 2008, the Company entered into a Settlement and Release Agreement with one of our vendors as settlement of a long-standing dispute concerning services delivered by the party to the Company. The Company issued 25,000 shares of restricted common stock, valued at $11,750 for the acceptance of the settlement.

In February, the Company issued a total of 25,000 shares of Common Stock to three of its shareholders as compensation for extending to the Company a temporary interest free loan to meet temporary cash needs over a thirty-day period, the interest was valued at $11,750. The Company repaid the loans in full out of the proceeds of the Bridge Loan Agreement.

On April 2, 2008 the Company closed on the $5,000,000 Debenture offering above the minimum offering of $1,500,000 with $1,813,779 in debentures. The terms of the notes are 10% due in five years, interest paid quarterly, and convertible into Common Stock at $0.45 per share. The Company issued 294,906 shares of common stock for $132,708 of converted debenture notes in 2008.

On April 24, 2008, the Company entered into a Termination and Settlement Agreement with FCBD related to the Advisory Agreement, pursuant to which we agreed to pay FCBD $159,000 and issue to FCBD an aggregate of 311,111 shares of our stock in full settlement of all of our monetary obligation to FCBD under the Advisory Agreement, valued at $140,000. We agreed to register the shares of stock issued to FCBD in the first registration statement filed by us under the Securities Act. (See Note 6)

On April 21, 2008, the Company entered into a Waiver and Release Agreement with Clay Storer to release one another including obligations, duties or liabilities arising from Storer’s employment by the Company. The sole consideration for Storer’s agreement was the issuance of 49,632 shares of the Company’s Common Stock for a value of $16,875. The number of shares was calculated by dividing the $16,875 by the closing price of the Company’s Common Stock in the Pink Sheets Market on the date of the agreement, April 21, 2008. Was this accrued in 2007 as he was terminated in 2007.

In July 2008 the Company issued 10,000 shares of common stock for interest and the settlement of debt, valued at $4,500. In addition, the Company issued 55,666 shares of common stock in August 2008 and October the Company issued 52,777 shares of common stock for payment of loan fees, with a value of $29,167.

In October 2008 the Company offered a $500,000 Debenture offering. The terms of the notes are 12% due March 31, 2011, interest paid quarterly, and convertible into Common Stock at $0.30 per share. The offering was completed in March of 2009 and as of December 31, 2008 $375,000 of the funds had been received. The Debenture includes a beneficial conversion feature because it allows the holders to acquire common shares of the company at an effective conversion price that is less than their fair value per common share. The beneficial conversion feature was valued based on an effective conversion price of $0.30 per common share for 1.25 million shares. Based on the provisions of Emerging Issues Task Force Issue 00-27, the beneficial conversion feature created a discount benefit of $183,500 on the transaction, with $61,167 being accreted as interest expense in 2008 and remaining valuation balance of $122,333 to be accreted in 2009.

On October 25, 2008 the Company issued 196,422 shares of common stock to the board of directors for service on the board of directors for the second half of 2008, valued at $94,283.

In November the Company issued 165,813 shares of common stock, valued at $397,944, in exchange for series A preferred stock of the Company. (see note 10 Preferred Stock, Series A)

Note 13. Warrants and options

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

On February 22, 2008 the Company granted options to one Executive Officer and Director to purchase a total of 250,000 shares of Common Stock at $0.45 per share. The options were valued at $106,846 using the Black-Scholes option pricing methodology, using volatility of 180%, risk free rate of 2.75%, no dividend rate, and three year term. The option shares are fully vested in 2008.

On March 25, 2008 the Company granted options to one Executive Officer to purchase a total of 188,333 shares of Common Stock at $0.45 per share. The options were valued at $98,450 using the Black-Scholes option pricing methodology, using volatility of 181%, risk free rate of 2.6%, no dividend rate. The option shares vest on a quarterly schedule over a two year term. Under the vesting schedule $32,816 were expensed in 2008, leaving deferred compensation expense of $65,634 at December 31, 2008.

On March 10, 2008 the Company granted options to one Executive Officer to purchase a total of 250,000 shares of Common Stock at $0.45 per share. The options were valued at $111,675 using the Black-Scholes option pricing methodology, using volatility of 180%, risk free rate of 2.75%, no dividend rate, and three year term. The option shares are fully vested at December 31, 2008.

	Analysis of Stock Options
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	—	$—	1,926,666	$—
Granted	2,235,833	.24-.28	688,334	.45-.56
Exercised	—	—	—	—
Canceled	(309,167)	—	(—)	—
Expired	—	—	—	—

Outstanding, end of year	1,926,666	$.24-.28	2,615,000	$.45-.56
Exercisable, end of year	97,296		1,010,898

Stock options outstanding and exercisable at December 31, 2008, are as follows:

Exercise Price Range	Number	Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.24	1,821,666	4	$0.24
$0.28	100,000	4	$0.28
$0.45	500,000	5	$0.45
$0.56	188,334	5	$0.56

	2,610,000		$0.30

On January 2, 2008 the Company granted warrants to one Executive Officer and one Director to purchase a total of 41,000 shares each of Common Stock at $0.24 per share for services. The warrants were valued at $10,214 each using the Black-Scholes option pricing methodology, using volatility of 161%, risk free rate of 2.9%, no dividend rate, and three year term. The option shares are fully vested in 2008.

On February 22, 2008 the Company granted warrants to seventeen individuals as part of the 2008 Bridge Note financing. The group included one Executive Officer and one Director. The total shares represented by these warrants are 1,833,333 shares of Common Stock at $0.45 per share. The warrants are five year term.

On February 24, 2008 the Company granted warrants to five individuals as part of the extension of the Pre-bridge financing. The group included one Executive Officer and one Director. The total shares represented by these warrants are 396,205 shares of Common Stock at $0.45 per share. The warrants are five year term.

On July 18, 2008 the Company granted warrants to a director as part of loan to purchase equipment. The total shares represented by these warrants are 416,667 shares of Common Stock at $0.30 per share. The warrants are five year term.

On August 16, 2008 the Company granted warrants to twenty-three individuals as part of the financing for the purchase of the AFS assets. The group included one Director. The total shares represented by these warrants are 400,000 shares of Common Stock at $0.45 per share. The warrants were valued at $154,236 each using the Black-Scholes option pricing methodology, using volatility of 154%, risk free rate of 3.129%, no dividend rate. The option shares are fully vested in 2008.

The warrants are five year term.

On September 22, 2008 the Company granted warrants to five individuals as part of the Working Capital Loan. The total shares represented by these warrants are 1,000,000 shares of Common Stock at $0.45 per share. The warrants are five year term.

	Analysis of Stock Warrants
	2007		2008
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding, beginning of year	1,140,405	$0.80-1.00	2,602,596	$0.75-1.00
Granted	1,571,666	$0.24-0.75	4,128,205	0.24
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(109,375)	$0.80-1.00	(12,667)	1.00

Outstanding and exercisable, end of year	2,602,596	$.75-1.00	6,718,135	$.45-1.00

Stock warrants outstanding and exercisable at December 31, 2008, are as follows:

Exercise Price Range	Number	Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$1.00	166,667	1	$1.00
$0.80	21,875	1	$0.80
$0.75	549,167	1	$0.75
$0.75	100,000	1	$0.75
$0.50	83,333	2	$0.50
$0.75	97,221	1	$0.75
$0.75	1,388,333	8	$0.75
$0.50	183,334	4	$0.50
$0.30	416,667	5	$0.30
$0.24	82,000	5	$0.24
$0.45	3,629,538	5	$0.45

	6,718,135		$0.55

Note 14. Income Taxes

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

	2007	2008
Deferred tax assets (liabilities)
Net operating loss carry forwards	$2,339,270	2,744,850
Less valuation allowance	(2,339,270)	(2,744,850)

Net deferred tax asset	$—	$—

The net operating loss carry forward of $14,109,729 will expire through 2028. The deferred tax asset has been fully reserved as of December 31, 2007 and 2008. The primary difference between book and tax loss is stock compensation. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2007 was $741,016 and $405,580 for the year ended December 31, 2008.

Note 15. Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a working capital deficit of $5,665,270 and an accumulated deficit of $22,248,243 as of December 31, 2008.

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

Note 16. Commitments

The Company has entered into two capital leases relating to computers and network equipment. The leases have terms up to 48 months, expiring in 2008 and monthly payments with interest rates ranging from 14.2 –14.6%. The future minimum lease payments for the year ending December 31, 2008 are $13,598

During 2008, the Company entered into a building lease, on a verbal month to month lease at $8,333 per month, expiring in 2010. Lease payments for the year ending December 31, 2008 are $114,975.

Note 17. Other Matters

The Company is the defendant in Civil Action No. 2008-CV-6792, pending in the District Court for the City and County of Denver, Colorado, and titled Michael Dozier v. IPtimize, Inc. The plaintiff, who formerly worked with the Company, alleges that he is entitled to 750,000 more shares of stock in the Company than he has received and is claiming the monetary value of those shares, damages for mental and emotional suffering, and associated fees and costs. The Company has denied all liability. Though settlement negotiations have begun, the case is set for a jury trial commencing 17 August 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency existed at the time of the evaluation in the Company’s ability to produce accurate financial information on a timely basis, which deficiency as well as the Company’s remedial steps are described in detail below.

On January 14, 2009, following joint consultations of the Audit Committee of the Board of Directors of the Company and the Company’s Chief Financial Officer, the Company determined that a correction of the prior accounting on the BCF (as defined below) matters as applied to the Company’s previously issued convertible debentures and preferred stock (as discussed below) was required. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with its independent public accountants as well as the Company’s management, the Audit Committee concluded that the previously issued financial statements should not be relied upon and approved and authorized the Company’s management to amend and restate certain previously filed public reports. Specifically, the Audit Committee determined that the Company’s financial statements for December 31, 2006 and 2007 could not be relied upon and the Company had to restate its results of operations for the years ended December 31, 2006 and 2007 and balance sheet as of December 31, 2008. In addition, it was determined that the statements of operations for the quarterly periods ended March 31, 2008, June 30, 2008, and September 30, 2008 were also affected by the same deficiency and that the Company would be required to restate those items as well as part of the filing of the this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company filed an 8-K/A dated February 10, 2009, amending the 8-K previously filed on January 29, 2009 outlining the non-reliance issues and the financial statements affected by the restatements. The Company determined that the restatements were caused by an error in the calculation of the embedded beneficial conversion feature which was discovered in the process of the Company’s preparation of its responses to the SEC comments outstanding from the fiscal year 2007. Namely, the error related to the calculation of an embedded beneficial conversion feature under the accounting provisions Emerging Issues Task Force Issue Nos. EITF 98-5 and EITF 00-27 regarding the accounting for Beneficial Conversion Features (“BCF”) on convertible debt and preferred stock instruments. The Company determined that such accounting provisions had not been properly applied in current and prior years to its previously issued convertible debentures and preferred stock. The Audit Committee discussed its determinations with the Company’s independent accountants. The Company, with its independent accounting firm, under the supervision of its Audit Committee and with the assistance of an independent accounting expert, inquired into the circumstances relating to the foregoing error to assure that there were no other financial reporting or disclosure control items are affected and to prevent such error for occurrence in the future. The Company restated its 2007 annual financial statements to redress the error. It also restated the 2008 quarterly financial information to the consolidated financial statements in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Note 2 to the financial statements included in the Annual Report provide a detailed description of the effect the foregoing error had on the affected fiscal periods in 2006 and 2007.

Additionally, management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not recur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. In its review the Audit Committee noted that the errors described above (i) related principally to periods that preceded changes the Company has already made to consolidate and upgrade its accounting staff, and (ii) that the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible debentures or preferred stock. As a result management and the Audit Committee determined that education and professional development of accounting staff on the complications of EITF 00-27 and its application would be sufficient to prevent a reoccurrence. In addition, in July 2008, the Company appointed new Chief Financial and Accounting Officer with significant public company background and experience. No additional changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Certifying Officers, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (process-level controls). Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has concluded that there was a material weakness in the Company’s internal control over financial reporting as of December 31, 2008, which resulted in the restatements of the Company’s previously issued financial statements, described in detail above. As a result, the Company’s management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. The Company did not maintain effective controls with respect to the review, supervision, and monitoring of accounting operations to ensure the completeness and timeliness of the financial and accounting process and accuracy in accounting for certain complex transactions. In order to remediate the financial controls of the Company, the management has committed to improving its staff competency in application of complex accounting principles in transactions involving convertible debentures and preferred stock.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Controls over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with our company held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served:

Name	Duration and Date of Expiration of Present Term	Position and Office with Our Company	Age and Director Since

Clinton J. Wilson	Resigned March 9, 2009	President, Chief Operating Officer and Director	53 June 25, 2004

Ron W. Pitcock	Director; eligible for re-election at the 2011 Annual Meeting of Stockholders;	Chief Executive Officer and Chairman	60 February 22, 2008

Robert T. Flood	Officer	Chief Operating Officer, Chief Information and Technology Officer	57 July 15, 2004

Jeffrey R. Galgano	Director eligible for re-election at the 2010 Annual Meeting of Stockholders	Independent Director	42 September 23, 2008

Michael A. Geller	Director eligible for re-election at the 2010 Annual Meeting of Stockholders	Independent Director	62 September 23, 2008

Martin A. Grusin	Director eligible for re-election at the 2011 Annual Meeting of Stockholders	Independent Director	64 September 3, 2008

Robert J. McGraw, Jr.	Director eligible for re-election at the 2010 Annual Meeting of Stockholders	Independent Director	53 May 9, 2008

Paul S. Maxwell	Director eligible for re-election at the 2009 Annual Meeting of Stockholders	Independent Director	64 May 9, 2008

Stanley F. McGinnis	Director eligible for re-election at the 2009 Annual Meeting of Stockholders	Independent Director	60 May 9, 2008

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

Business Experience

Provided below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years:

Ron W. Pitcock, chairman and chief executive officer, age 60 joined our Company as a consultant and advisor in April 2007, became our chairman and chief executive officer on February 22, 2008. Mr. Pitcock is a successful technology entrepreneur, who brings us 35 years of cable and communications experience principally as a chief executive officer or as head of the business. From 1997 through 2000, he founded and took public High Speed Access Corporation, a publicly owned Delaware corporation (NASDAQ: HSAC). High Speed Access Corporation was a leading provider of high-speed internet access via cable modem to residential and commercial end users in exurban areas with an eventual market cap of $2.5 billion. Mr. Pitcock was employed in increasingly responsible positions including Vice Chairman and former Chief Executive Officer, President and Chief Operating Officer. Prior to 1997, and since 1990, he was employed by Antec Corp., a publicly owned Delaware corporation (NASDAQ: ANTC) a wholly owned subsidiary of Anixter International and a developer, manufacturer and distributor of optical and radio frequency transmission equipment for broadband communications systems and developer of emerging opportunities in the cable television and telecommunications industry. Mr. Pitcock was employed in increasingly responsible positions including Executive Vice President of Antec’s TeleWire Division with $230 million in sales where he was responsible for business forecasting, expense control, sales and marketing programs, new product development and corporate re-engineering. Prior thereto since 1980, he was employed by Anixter Brothers, then a privately owned Illinois corporation that was subsequently acquired by Sam Zell of Intel Corporation and became Anixter International (NYSE: AXE), the world’s leading supplier of communications products with 7,500 employees and $4.9 billion in 2006 revenue. Mr. Pitcock was employed in increasingly responsible positions including Regional Vice President where he was responsible for growing the Midwest Region sales from $5 million to $100 million. From 1974 through 1980, Mr. Pitcock was engaged in the cable television industry including serving as Vice President and General Manager of Comsec Corporation, a privately owned cable television company in Corpus Christi, Texas that developed a six town franchise that was sold to Telecommunications, Inc.; and Regional Engineer and Chief Technician for Contental Cablevision, a privately owned cable television system in Dover, New Hampshire. He received a Bachelor of Business Administration degree from Corpus Christi State University (now part of Texas A&M University) in Corpus Christi, TX in 1978 and a Master of Science degree in Telecommunications from the University of Denver in 1992. Mr. Pitcock entered the army in 1967 as an enlisted man and exited in 1974 as a Major. During his enlistment he served in the United States, Ethiopia, and Vietnam.

Clinton J. Wilson, president, age 53 a co-founder of our Company in May 2003 and served as our Executive Vice President of Corporate Development until June 2004 when he was elected to our board of directors until August 2008, was the chief executive officer from 2006 to February 2008, and in April 2005 when he was elected president. Mr. Wilson has more than 31 years of senior sales and marketing management experience. In 2001, Mr. Wilson was president of InDigiNet, Inc., a Denver based data networking solutions provider. Prior to this engagement, he was the senior vice president and general manager of AuraServ Communications, a venture-backed VoIP service platform for business clients. Between 1997 and 2000, Mr. Wilson was a vice president for Convergent Communications, Inc. From 1992 to 1997, Mr. Wilson was the vice president of sales for ICG Communications, Inc. His industry experience also includes positions with both MCI and AT&T. He earned his Bachelor of Science degree in Finance and Marketing from the University of Colorado at Boulder.

Robert T. Flood, chief operations officer and chief technology officer, age 54 has been our chief information and technology officer since August 2004, and was a director from 2004 to 2005. Mr. Flood has more than 30 years of technical leadership experience within the telecommunications industry. In 2001, he founded and became chief executive officer and chief technology officer of Virginia-based Pingtone Communications, Inc. (“Pingtone”), a telephone service company which supplied IP telephony services to desktop and permitting customers. From 1999 to 2001, Mr. Flood was chief information officer and chief technology officer for Cable & Wireless Global, an international communications carrier with operations in more than 70 countries. From 1993 to 1999, Mr. Flood served as senior vice-president of engineering and chief technology officer for ICG Communications, Inc. Beginning in 1974, Mr. Flood worked at Centel (“Centel”), a local telephone service provider that was acquired by Sprint in 1992. In 1988, Mr. Flood became the general engineering manager for Centel’s Nevada and Texas territories. Mr. Flood received a Bachelor of Arts degree in Economics from the University of Nebraska and a Master’s degree in Economics from the University of Nevada-Las Vegas. He has participated in the Kellogg Executive Development Program at the J.L. Kellogg Graduate School of Management at Northwestern University in Chicago. Mr. Flood has authored two books on IP telephony.

Donald W. Prosser, chief financial officer, age 58 has been our chief financial officer since July 1 2008, and our secretary & treasurer. He served a director and chief financial officer from 2001 until June 2007 of VCG Holding Corp. Mr. Prosser currently sits on the board of directors of Arete Industries, Inc. and Veracity Global Management Corp. Mr. Prosser also has served as chief financial officer and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in taxation (1975) and a B.A. in accounting and history from Western State College of Colorado (1973). He is a certified public accountant licensed in Colorado (active).

Michael A. Geller, director, age 62 was appointed by a director in August 2008. He has been and currently is chairman and CEO of several non-public companies in Colorado, Best Card LLC and Lowell 17 Hospital. He was CEO of Beverage Distributors, Inc. for 20 years and was in management for 11 years with Seagram Distillers. Mr. Geller is board member of several charities and a member for a number large trade organizations relating to the wholesale business and a member of Who’s Who Worldwide. Mr. Geller graduated from Pace University with a BBA marketing and accounting in 1969.

Robert J. McGraw, Jr., director, age 54, has been a director of VCG Holding Corp., a publicly owned Colorado engaged in the ownership and operation of nightclubs that provide quality live adult entertainment and food and beverage services since November 2002. Mr. McGraw is president of McGraw and McGraw CPA PC of Westminster, Colorado, a firm which specializes in accounting and bookkeeping for restaurants, lounges and small businesses. Mr. McGraw has a B.A. in accounting from the Western State College of Colorado (1977). Mr. McGraw is a certified public accountant currently licensed in the state of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants.

Stanley F. McGinnis, director, age 60, is the chief executive officer and principal stockholder of Secure Signals International, Inc., a Delaware corporation and successor to McGinnis Group International, LLC, a Colorado limited liability company, d/b/a Secure Signals International that he founded in 1987 (“SSI”). SSI is a leading cable risk management company that developed an industry-unique theft of services program resulting in the collection of over $300 million in stolen signal revenue, the recovery of over 500,000 illegal devices and over 13,000 theft-of-service interrogations for its “Big 3” and other cable system clients. Mr. McGinnis, who has been active in the cable and satellite television industry for over 19 years, is a Certified Fraud Specialist, a Certified Fraud Examiner and a court certified expert witness for piracy. In addition to spearheading several national and regional piracy device investigations that resulted in multi-million dollar recoveries, he has recovered over $300 million for the cable industry during his career. Prior to his involvement with SSI, he served as the president and chief operating officer for four successful retail companies with locations nationwide. Mr. McGinnis is also a qualified expert witness in the areas of labor relations, employee defalcations, worker’s compensation fraud, wrongful terminations, sexual harassment, and bonding insurance claims. He attended the College of Marin in Kentfield, California for two years of criminal law courses and three years of law school at LaSalle University in Chicago.

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

Jeffrey R. Galgano, director, age 42, was appointed as a director in August 2008. Mr. Galgano has been president and a director of Sentinel Technologies, Inc. (a privately held company) and CFO of Sentinel’s operating company Tidel Engineering, L.P. since October 2006. Mr. Galgano previously was the managing director of Stifel Nicolaus & Company, Inc’s. Denver Corporate Finance office from 2000 to 2006; and prior to that was the Managing Director of A.G. Edwards & Sons, Inc’s. Denver Corporate Finance office from 1998 to 2000. Both Stifel Nicolaus & Company and A.G. Edwards & Sons are brokerage and investment banking companies. Mr. Galgano holds an MBA from the J.L. Kellogg Graduate School of Management, Northwestern University and a BSC from DePaul University.

Martin A. Grusin, director, age 64, was appointed as a director in August 2008. Mr. Grusin has been practicing law since 1973, currently in the JG Law Firm. In addition to the active practice of law Mr. Grusin has served as: an officer, general counsel and director of Aqua Glass Corporation, a producer of plastic and acetate tub and shower enclosures; president and chief executive officer, and director of United American Bank, Memphis, Tennessee; and its holding company W.B.T. Holding Company; a director of Regions Bank of Memphis, a company that acquired United American Bank; an associate professor at the University of Arkansas and the University of Memphis; and as general counsel and director of Davis Cartage Company of Corunna, Michigan, a regional general commodities truck line that services industries in central Michigan and the surrounding states. Mr. Grusin received a B.S. degree from the University of Memphis, a Juris Doctor degree from Memphis State University School of Law (1972) and a LLM from the University of Miami, School of Law (1973).

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

(f) Code of Ethics.

We have adopted a code of ethics within the meaning of Item 406(b) of Regulation S-B under the Securities Act and the Exchange Act. The code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

We undertake to provide a copy of the code of ethics to any person, at no charge, upon a written request. All written requests should be directed to: Donald W. Prosser, IPtimize, Inc., Corporate Secretary, 1720 Bellaire Street, Suite 200, Denver, CO 80222.

(g) Directors Independence.

Presently, our Board of Directors is comprised of seven directors, six of whom are independent.

On March 23, 2007, our board of directors amended our bylaws to divide the directors into three classes, one of which includes three directors and two of which include two directors. Starting with our 2008 annual meeting of our shareholders, the director nominees in each class up for election at such annual meeting will be elected for three years and serve until the election and qualification of their successors. However, in the election of directors at the 2007 annual meeting and in order to create a staggered board, the following director nominees are up for election for the following terms:

Stan F. McGinnis	One year; eligible for re-election at our 2009 Annual Meeting of Stockholders

Paul S. Maxwell	One year; eligible for re-election at our 2009 Annual Meeting of Stockholders

Jeffrey R. Galgano	Two years; eligible for re-election at our 2010 Annual Meeting of Stockholders

Michael A. Geller	Two years; eligible for re-election at our 2010 Annual Meeting of Stockholders

Robert J. McGraw, Jr.	Three years; eligible for re-election at our 2011 Annual Meeting of Stockholders

Martin A. Grusin	Three years; eligible for re-election at our 2011 Annual Meeting of Stockholders

Ron W. Pitcock	Three years; eligible for re-election at our 2011 Annual Meeting of Stockholders

Our officers are appointed by our Board of Directors and hold office until removed by the Board. Currently there are no vacancies on our board of directors. The current authorized number of directors is seven. As of December 31, 2008, our Directors were compensated for their services.

ITEM 11.	COMPENSATION OF OUR EXECUTIVE OFFICERS AND DIRECTORS

Summary compensation table

The following Summary Compensation Table shows certain compensation information for each of the named executive officers. Compensation data is shown for the years ended December 31, 2008 and 2007. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)(1)	Bonus (3)(4)	Stock Awards (a)	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All Other Compensation (b)(2)		Total
Ron W. Pitcock, Chief Executive Officer and Chairman	2008	$127,450	$—	$150,000		—	—		$5,800	$283,250
	2007	$—	$—	$—	—	—	—		—	$—
	2006	$—	$—	$—	—	—	—		—	$—
Donald W. Prosser, Chief Financial Officer	2008	$—	$—	$90,000	—	—	—	*$	86,000	$176,000
	2007	$—	$—	$—	—	—	—		—	$—
	2006	$—	$—	$—	—	—	—		—	$—
Clinton J. Wilson, President	2008	$155,000	$—	$150,000	—	—	—		$30,550	$335,550
	2007	$132,750	$(3)	$—	—	—	—		—	$132,750
	2006	$108,000	$—	$79,350	—	—	—		—	$187,350
Robert T. Flood, Chief Operating Officer, Chief Information and Technology Officer	2008	$120,000		$20,000					$28,966	$268,966
	2007	$82,500	$(4)	$—	—	—	—		—	$82,500
	2006	$60,000	$—	$27,600	—	—	—		—	$87,600
John R. Evans, Director	2008	$—	$—	$—	—	—	—		—
	2007	$—	$—	$—	—	—	—		—	$88,800
	2006	$13,125	$—	$13,800	—	—	—		—	$26,925
Clay Storer, Vice President	2008	$—	$—	$—	—	—	—		—
	2007	$64,375	$—	$35,000	—	—	—		—	$99,375
	2006	$35,000	$—	$12,075	—	—	—		—	$47,075

*	Donald W. Prosser was a consultant during 2008 and was paid as such for the entire year.

(1)	Comprised of remuneration paid by us during the fiscal year ended December 31, 2007 and presented on an unaudited basis.

(2)	Comprised of an aggregate of $15,000 in accrued expenses and 586,667 pre-split (195,556 post-split) shares of our common stock issued in settlement of our $88,000 obligation to Mr. Evans for accrued remuneration contained in our July 27, 2007 Termination, Waiver and Release Agreement with Mr. Evans.

(3)	Comprised of an aggregate of a $37,500 settlement of our deferred salary obligation for the 12 months ended December 31, 2007 and a $37,500 settlement of our deferred salary obligation for the 24 months ended December 31, 2006 contained in our March 2008 employment agreement with Mr. Wilson.

(4)	Comprised of an aggregate of a $37,500 settlement of our deferred salary obligation for the 12 months ended December 31, 2007 and a $37,500 settlement of our deferred salary obligation for the 24 months ended December 31, 2006 contained in our March 2008 employment agreement with Mr. Flood.

(a)	Option/SAR Grant Table. During the fiscal year ended December 31, 2007, we made no grants of stock options or freestanding SAR’s.

(b)	Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2007 no options or SAR’s were exercised.

(c)	Long-Term Incentive Plan (“LTIP”) Awards Table. During the fiscal year ended December 31, 2007, we made no made no LTIP awards.

(d)	Compensation of Directors. (1) and (2). During the fiscal year ended December 31, 2007, none of our directors received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(e)	Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). Except as set forth below, none of our executive officers, directors or employees is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with us; and no such agreement was entered into during the fiscal year ended December 31, 2007.

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

Employment contracts and termination of employment and change-in-control arrangements

We currently do not have any employment contracts or termination of employment and change-in-control arrangements with our named executive officers.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2007, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	-0-	-0-	6,325,000
Equity compensation plans not approved by security holders	-0-	-0-	601,666

	-0-	-0-	6,926,666

Compensation of directors

The Company did not pay its directors in our 2007 fiscal year.

The table below sets forth the compensation we paid to our non-employee directors during our 2008 fiscal year.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert J. McGraw, Jr.	-0-	25,313	(1)	-0-	-0-	-0-	-0-	25,313
Stanley F. McGinnis	-0-	25,063	(2)	-0-	-0-	-0-	-0-	25,063
Paul S. Maxwell	-0-	22,344	(3)	-0-	-0-	-0-	-0-	22,344
Jeffrey R. Galgano	-0-	7,656	(4)	-0-	-0-	-0-	-0-	7,656
Michael A. Geller	-0-	7,032	(5)	-0-	-0-	-0-	-0-	7,032
Martin A. Grusin	-0-	6,875	(6)	-0-	-0-	-0-	-0-	6,875

(1)

Consists of an award of 52,735 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

(2)

Consists of an award of 52,214 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

(3)

Consists of an award of 46,550 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

(4)

Consists of an award of 15,951 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

(5)

Consists of an award of 14,649 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

(6)

Consists of an award of 14,323 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $0.48, the closing market price on that date.

We currently do not pay cash compensation to our directors. Each director receives shares of our common stock per year as a retainer for services on our board of directors. These shares varied in fiscal 2008 based on time on the board of directors and committees served on. (see chart above for number shares issued) We reimburse our directors for all reasonable expenses related to their attending board and committee meetings. No director has received stock options to date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our common stock constitutes our only voting securities. As of December 31, 2008, we had 18,204,398 shares of common stock issued and outstanding.

Shareholders owning at least 5% of IPtimize’s common stock

The following table shows, as of December 31, 2008 and to the best of our knowledge, all persons we know to be beneficial owners of more than 5% of our common stock.

Name and address of beneficial owner(1)	Number of Shares Beneficially Owned	Percent of Common stock Outstanding
First Capital Business Development, LLC 16293 E. Dorado Place Centennial, CO 80015	1,034,350	5.68%
Kenneth McSpadden 4960 E. Evans Ave. Denver, Co 80222	1,012,650	5.56%

(1)

Unless noted, all of such shares of common stock are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. As to each person or entity named as beneficial owners, such person’s or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable or convertible within 60 days from the date of determination have been exercised or converted, as the case may be.

Stock ownership of our directors and executive officers

The following table sets forth as of December 31, 2008 the beneficial ownership of our common stock by each of our directors and executive officers and all of our directors and executive officers as a group. As of December 31, 2008, our present directors and executive officers, as a group of nine persons, own beneficially 2,223,858 shares (a beneficial ownership of 12.22%) of our common stock.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Common stock Outstanding
Ron W. Pitcock	277,777		1.53%
Clinton J. Wilson	779,936		4.28%
Robert T. Flood	260,334		1.43%
Donald W. Prosser	326,972		1.80%
Robert J. McGraw, Jr.	206,152	(2)	1.13%
Jeffrey R. Galgano	19,951		*
Stan F. McGinnis	52,214		*
Michael A. Geller	239,649		1.32
Paul S. Maxwell	46,550		*
Martin A. Grusin	14,323		*
All executive officers and directors (as a group)	2,223,858		12.22%

*	Indicates less than 1%.

(1)

Unless noted, all of such shares of common stock are owned of record by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. As to each person or entity named as beneficial owners, such person’s or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable or convertible within 60 days from the date of determination have been exercised or converted, as the case may be.

(2)

Includes (i) 191,152 shares owned by Mr. McGraw, (ii) 10,000 shares beneficially owned by the Robert J. McGraw SEP over which Mr. McGraw has voting and dispositive power. and (iii) 5,000 shares owned by the Marji McGraw SEP over which Mr. McGraw has voting and dispositive power.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of IPtimize’s equity securities with the SEC. Officers, directors, and greater than 10% shareholders are required by the SEC’s rules and regulations to furnish us with copies of all Section 16(a) forms that they file.

We believe that our officers and directors, and persons who own more than 10% of a registered class of our equity securities complied with all Section 16(a) filing requirements during our 2008 fiscal year. In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5, and amendments thereto, provided to us and written representations of our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board policies regarding transactions with related persons

All material related party transactions after May 9, 2008 have to be ratified by the independent directors of our board of directors. The independent directors will review future material related party transactions for fairness and have access, at our expense, to our legal counsel or to independent legal counsel. Prior to acquiring any properties owned by or affiliated with our management, an appraisal or valuation must be conducted by an independent third party and a majority of the independent directors are required to approve any such transaction. In addition, our management is required to present to the company all property acquisition opportunities of which management is or becomes aware and we have a right of first refusal with respect to any such opportunity before members of our management may pursue such opportunities independently.

In determining whether to approve a related party transaction, the Audit Committee will consider, among other things, the following factors to the extent relevant to the related party transaction:

•	Whether the terms of the related party transaction are fair to the Company and such term would be on the same basis if the transaction did not involve a related party;

•	Whether there are business reasons for the Company to enter into the related party transaction;

•	Whether the related party transaction would impair the independence of an independent Director;

•

Whether the related party transaction would present an improper conflict of interest for any Director or Executive Officer of the Company, taking into account: (i) the size of the transaction, (ii) the overall financial position of the Director or Executive Officer, (iii) the direct or indirect nature of the Director’s or Executive Officer’s interest in the transaction, and (iv) the ongoing nature of any proposed relationship, and any factors determined relevant; and

•

Whether the related party transaction is material, taking into account: (i) the importance of the interest to the related party, (ii) the relationship of the related party to the transaction and of the related parties to each other, (iii) the dollar amount involved, and (iv) the significance to the Company’s investors in light of all of the circumstances.

Transactions with Related Persons.

Transactions with First Capital Business Development, LLC

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

Line of Credit Extension Agreement. On February 24, 2008, we entered into a Line of Credit Extension Agreement with FCBD. Pursuant to the agreement, FCBD agreed to extend the due date of the $324,725 it advanced to us under our July 2, 2007 line of credit agreement from October 2, 2007 to March 31, 2009. FCBD also granted us the right to prepay the note provided: (i) the last sale price for our Common stock in the Pink Sheet Market or the OTC Bulletin Board market for 20 consecutive trading days shall be $1.35 or greater; and (ii) a minimum average daily trading volume of 50,000 shares shall be maintained during such 20 day trading period. In consideration for the extension, we: recalculated the overdue interest, increasing it from 11.45% per annum to 12.99% per annum through March 1, 2008, bringing the total balance to $324,725 and payable monthly on a current basis; issued a new promissory note with interest at the rate of 12.99% upon FCBD’s surrender of the original note; granted FCBD the right to convert all or any portion of the $324,725 credit line balance into an aggregate of 721,611 shares of our Common stock at $.45 per share; and issued FCBD a five year warrant to purchase an aggregate of 360,806 shares of our Common stock at $.45 per shares on a cashless basis and computed on the basis of one share of our Common stock for each $.90 of the credit line balance advanced to us by FCBD. We also agreed to register the shares issuable upon FCBD’s exercise of the warrant in the first registration statement filed by us under the Securities Act; and

9. Termination and Settlement Agreement. On April 24, 2008, we entered into a Termination and Settlement Agreement with FCBD related to the Advisory Agreement, pursuant to which we agreed to pay FCBD $159,000 and issue to FCBD an aggregate of 311,111 shares of our common stock in full settlement of all of our monetary obligation to FCBD under the Advisory Agreement. We agreed to register the shares of stock issued to FCBD in the first registration statement filed by us under the Securities Act.

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

Loan transactions with board of director members and executive officers

Some of the board of directors, executive officers, and two five present shareholders invested in several of the financings with the Company all of the transactions are on the same terms as was offered to the other people who invested. The following table outlines the investments by the these board of directors and executive officers

Name	Type Debt	Amount
Ron Pitcock (CEO & Director)	Pre-bridge note	$110,897
Donald W Prosser (CFO)	Notes Payable	25,000
Donald W Prosser (CFO)	2008 Bridge Note	50,000
Donald W Prosser (CFO)	2008 Debentures	114,140
Stan McGinnis (Director)	Pre-bridge note	112,557
Robert J. McGraw Jr. (Director)	2008 Debentures	25,750
Robert J. McGraw Jr. (Director)	Series B Preferred Stock	35,000
Robert J. McGraw Jr. (Director)	Notes Payable	50,000
Michael Geller (Director)	Notes Payable	250,000
Michael Geller (Director)	2008 Bridge Note	100,000
Michael Geller (Director)	2008 Debentures	51,500
Kenneth McSpadden (5% Holder)	2008 Bridge Note	200,000
Kenneth McSpadden (5% Holder)	2008 Debentures	210,504
Kenneth McSpadden (5% Holder)	Working Capital Notes	150,000
FCBD (5% Holder)	Notes Payable	324,725

Total (All Current Debt)		$924,844

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Stark, Winters, Schenkein & Co., LLC (SWS) served as our registered independent accountants audited our annual financial statements for the fiscal years 2006 and 2007. Ronald R. Chadwick PC CPA served as our registered independent accountants audited our annual financial statements for the fiscal year for 2008. The following tables present fees for professional audit services rendered for our 2006, 2007, and 2008 fiscal years:

Stark Winters Schenkein & Co., LLP

	2006	2007
Audit	$68,679	$71,450
Audit-Related	20,000	0
Tax	8,750	8,750
All Other	0	0

Total:	$97,429	$80,200

Ronald R. Chadwick PC CPA

	2007	2008
Audit	$0	$27,500
Audit-Related	0	0
Tax	0	0
All Other	0	0

Total:	$0	$27,500

Audit Fees

Fees for audit services from SWS totaled approximately $69,000 in 2006 and approximately $71,450 in 2007. Fees for audit services from Ronald R Chadwick PC CPA totaled approximately $28,000 in 2008 (These are estimated as the final billing has not been received). These fees include fees for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB and services in connection with our statutory and regulatory filings.

Audit-Related Fees

Fees for audit-related services from SWS totaled approximately $20,000 in 2006 and approximately $0 in 2007. These fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under the caption “Audit Fees.” We incurred these fees for services related to acquisition audits and new pronouncement reviews.

Tax Fees

We did not incur any tax fees during our 2008 fiscal year because we prepared internally income tax returns and used internal sources for related services. We incurred a tax fee from SWS for $8,500 for 2006 and $8,500 for 2007.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no aggregate fees of all other fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

Beginning for fiscal 2008 as set forth in its charter, our audit committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The audit committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The audit committee on an annual basis reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. All requests for services to be provided by the independent accountants, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the chief financial officer. The chief financial officer has the authority to authorize services that fall within the category of services that the audit committee has pre-approved. If there is any question as to whether a request for services falls within the category of services that the audit committee has pre-approved, our chief financial officer will consult with the chairman of the audit committee. The chief financial officer submits requests or applications to provide services that the audit committee has not pre-approved, which must include an affirmation by the chief financial officer and the independent accountants in question that the request or application is consistent with the SEC’s rules on auditor independence, to the audit committee (or its chairman or any of its other members pursuant to delegated authority) for approval.

As permitted under the Sarbanes-Oxley Act of 2002, the audit committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the audit committee at the next scheduled quarterly meeting.

Our audit committee per-approved all services performed by Ronald R. Chadwick during our 2008 fiscal year. The audit committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence concluded that it is.

The engagement of Stark Winter Schenkein & Co., LLC. to render audit and/or non-audit services required the prior approval of our Board of Directors since we did not yet have an audit committee in place for the year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description

2.1	Certificate of Merger and Agreement and Plan of Merger between Simmetech, Inc. and IPtimize, Inc. as filed with the Minnesota Secretary of State on November 7, 2005 [1]

2.2	Articles of Correction as filed with the Minnesota Secretary of State on August 7, 2007, including Amended Agreement and Plan of Merger between the Company and IPtimize, Inc. dated September 20, 2005 [1]

2.3	Agreement and Plan of Merger between the Company and IPtimize, Inc., a Delaware corporation dated September 5, 2007 [1]

3.1	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on June 6, 2007 [1]

3.2	Bylaws of the Company [1]

4.1	Form of Certificate for Common Stock [1]

4.2	Form of Convertible Promissory Note [1]

4.3	Form of 2006 Senior Secured Promissory Note (included in Exhibit 10.3) [1]

10.1	Form of Subscription Agreement for Common Stock of the Company [1]

10.2	Form of Subscription Agreement Units of the Company [1]

10.3	Form of Bridge Note and Stock Purchase Agreement [1]

10.4	Form of Common Stock Purchase Warrant [1]

10.5	Employment Agreement between the Company and Clint J. Wilson dated October 1, 2005 [1]

10.6	Business Advisory Agreement between the Company and First Capital Business Development, LLC dated March 9, 2007 [1]

10.7	Settlement Agreement between the Company and Toshiba America Information Systems, Inc. dated June 23, 2007 [1]

10.8	Line of Credit Agreement between the Company and First Capital Business Development, LLC dated July 2, 2007 [1]

10.9	Settlement Agreement between the Company and Dare 2 Share Ministries, Inc. dated July 12, 2007 [1]

10.10	Termination, Waiver and Release Agreement between the Company and John R. Evans dated July 27, 2007 [1]

10.11	2007 Equity Incentive Plan [1]

10.12	Form of Stock Option Agreement [1]

10.13	Form of Pre-Bridge Loan Agreement [1]

10.14	Alternate Form of Common Stock Warrant [1]

10.15	Agreement and Plan of Merger between the Company, WTI, L.L.C. and a subsidiary of the Company dated August 31, 2007 [1]

10.16	Bridge Loan Agreement dated February 22, 2008 [3]

10.17	Independent Contractor Agreement with Ron Pitcock dated August 20, 2007 [3]

10.18	Option Agreement with Ron Pitcock dated August 20, 2007 [3]

10.19	First Amendment to Business Advisory Agreement with First Capital Business Development, LLC dated September 5, 2007 [3]

10.20	Employment Agreement with Ron Pitcock dated February 22, 2008 [3]

10.21	Second Amendment to Business Advisory Agreement with First Capital Business Development, LLC dated February 22, 2008 [3]

10.22	Loan Extension Agreement with Ron Pitcock dated February 24, 2008 [3]

10.23	Line of Credit Extension Agreement with First Capital Business Development, LLC dated February 24, 2008 [3]

10.24	Employment Agreement with Clinton J. Wilson dated April 10, 2008 [3]

10.25	Employment Agreement with Robert Flood dated March 25, 2008 [3]

10.26	Independent Contractor Agreement with Donald Prosser dated March 26, 2008 [3]

10.27	Part II, Item 4 “Recent Sales of Equity Securities” Registration Statement on Form 10-SB [1]

10.28	WTI, LLC Termination Letter dated November 15, 2007 [3]

10.29	Master Service Agreement with Allen’s TV Cable Service, Inc., effective March 26, 2008 [2]

10.30	Purchase Agreement AFS Dated August 16, 2008 [4]

10.31	Note Payable IPZA Acquisitions Funding LLC [4]

10.32	Termination and Settlement Agreement FCBD [5]

10.33	Settlement Agreement FCBD [5]

21.1	Subsidiaries of IPtimize Inc [6]

23.1	Consent Of Registered Public Accounting Firm [6]

23.2	Consent Of Registered Public Accounting Firm [6]

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [6]

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [6]

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [6]

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [6]

[1]	Incorporated by reference from Registration Statement on Form10-SB filed on September 26, 2007.

[2]	Incorporated by reference from Current Report filed on Form 8-K on March 31, 2008.

[3]	Incorporated by reference from Current Report filed on Form 10-KSB on June 28, 2008.

[4]	Incorporated by reference from Current Report filed on Form 8-K on August 18, 2008.

[5]	Incorporated by reference from Current Report filed on Form 10-Q on November 12, 2008.

[6]	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPtimize, Inc

May 29, 2009	By:	/s/ Ron Pitcock
Ron Pitcock, Chairman of the Board
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ron Pitcock Ron Pitcock	Chairman of the Board and Chief Executive Officer	May 29, 2009

/s/ Donald W. Prosser Donald W. Prosser	Chief Financial and Accounting Officer	May 29, 2009

/s/ Stan McGinnis Stan McGinnis	Director	May 29, 2009

/s/ Robert J. McGraw, Jr. Robert J. McGraw, Jr.	Director	May 29, 2009

/s/ Paul Maxwell Paul Maxwell	Director	May 29, 2009

/s/ Jeffrey Galgano Jeffrey Galgano	Director	May 29, 2009

/s/ Michael Geller Michael Geller	Director	May 29, 2009

/s/ Martin Grusin Martin Grusin	Director	May 29, 2009